Form 10-Q
period 1996-06-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 1996-08-13
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number:  0-20737

              AMERICA FIRST APARTMENT INVESTORS, L.P.
     (Exact name of registrant as specified in its charter)

Delaware                                                47-0797793
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)


Suite 400, 1004 Farnam Street, Omaha, Nebraska          68102
(Address of principal executive offices)                (Zip Code)


(402) 444-1630
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                  NO

Part I.  Financial Information

Item 1.  Financial Statements

     No financial statements for America First Apartment Investors, L.P. (the "Registrant") have been included in this report because the Registrant has not yet been capitalized or begun operations. Accordingly, the Registrant had no assets or liabilities as of June 30, 1996, and no income or loss for the period then ended. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Registrant was formed as a Delaware limited partnership on March 7, 1996, but has not yet been capitalized or begun operations. On
March 28, 1996, the Registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") with America First Tax Exempt Mortgage Fund 2 Limited Partnership, a Delaware limited partnership (the "Tax Exempt Fund"), pursuant to which the Registrant and the Tax Exempt Fund will merge under Delaware law with the Registrant as the surviving limited partnership of the merger. Upon consummation of the merger, the Registrant will succeed to all of the assets, liabilities and business operations of the Tax Exempt Fund. The Merger Agreement contains a number of conditions precedent to the merger, including the receipt of the consent from a majority-in-interest of the limited partners of the Tax Exempt Fund. The Registrant expects that the merger with the Tax Exempt Fund will occur during August 1996, subject to the receipt of such consents. Accordingly, the Registrant expects to begin business operations, as the successor-in-interest to the Tax Exempt Fund, during the third quarter of 1996. Such operations will be reflected in the report on Form 10-Q filed by the Registrant with respect to such quarter.


Part II.	 OTHER INFORMATION

Item 6.	  Exhibits and Reports on Form 8-K

     (a)	 Exhibits

          4(a)	 Form of Certificate of Beneficial Unit Certificate
                incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-2920) filed by the Registrant on March 29, 1996)

          4(b)	 Form of Agreement of Limited Partnership of the Registrant
                (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-4 (No. 333-2920) filed by the Registrant on May 17, 1996).

          4(c)	 Agreement of Merger, dated March 28, 1996, between the
                Registrant and America First Tax Exempt Mortgage Fund 2 Limited Partnership (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form S-4 (No. 333-2920) filed by the Registrant on May 17, 1996)

    	(b)	 Reports on Form 8-K

                The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1996       AMERICA FIRST APARTMENT INVESTORS, L.P.

                              By America First Capital
                                   Associates Limited
                                   Partnership Four, General
                                   Partner of the Registrant

                              By America First Companies L.L.C.,
                                   General Partner of America First Capital
                                   Associates Limited Partnership Four

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary,
                                   Treasurer and Chief Financial
                                   Officer (Vice President and Principal
                                   Financial Officer of Registrant)