Form 10-Q
period 1996-09-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 1996-11-12
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1996 or

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

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             Sept. 30, 1996       Dec. 31, 1995
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   1,789,294       $   1,912,560
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      31,566,526          31,566,526
 Investment in real estate, net of accumulated depreciation
  (and valuation allowance for 1995) (Note 6)                                                   27,232,048          25,890,570
 Interest receivable                                                                               163,682             196,601
 Other assets                                                                                      188,996              64,192
                                                                                             --------------      --------------
                                                                                             $  60,940,546       $  59,630,449
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 8)                                                                  $     755,389       $     683,013
  Bonds payable (Note 7)                                                                         2,750,000                -
  Distribution payable (Note 3)                                                                    329,051             331,163
                                                                                             --------------      --------------
                                                                                                 3,834,440           1,014,176
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    4,096               7,553
  Beneficial Unit Certificate Holders
  ($10.96 per BUC in 1996 and $11.17 in 1995)                                                   57,102,010          58,608,720
                                                                                             --------------      --------------
                                                                                                57,106,106          58,616,273
                                                                                             --------------      --------------
                                                                                             $  60,940,546       $  59,630,449
                                                                                             ==============      ==============
The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                                         (Combined)                              (Combined)
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage bond investment income                    $      483,668      $      482,189      $    1,600,221      $    1,670,648
 Rental income                                           1,481,936           1,300,516           4,201,506           3,825,945
 Interest income on temporary cash investments              12,542              14,307              37,112              40,791
                                                    ---------------     ---------------     ---------------     ---------------
                                                         1,978,146           1,797,012           5,838,839           5,537,384
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 General and administrative expenses (Note 8)              335,636             208,962             870,677             585,366
 Real estate operating expenses                            803,398             662,490           2,271,354           1,696,244
 Depreciation                                              286,715             300,364             870,258             897,122
 Interest expense                                           37,953                -                 68,315                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                         1,463,702           1,171,816           4,080,604           3,178,732
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      514,444      $      625,196      $    1,758,235      $    2,358,652
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        8,012      $        9,256      $       26,285      $       32,558
 BUC Holders                                               506,432             615,940           1,731,950           2,326,094
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      514,444      $      625,196      $    1,758,235      $    2,358,652
                                                    ===============     ===============     ===============     ===============
Net income per BUC                                  $          .10      $          .12      $          .33      $          .44
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding              5,212,167           5,245,623           5,234,471           5,245,623
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(UNAUDITED)

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses):
Balance at December 31, 1995                        $        7,553           5,245,623      $   67,357,194      $   67,364,747
Net income                                                  26,285                -              1,731,950           1,758,235
Cash distributions paid or accrued (Note 3)
 Income                                                    (29,742)               -             (2,074,132)         (2,103,874)
 Return of capital                                            -                   -               (870,258)           (870,258)
Purchase of units                                             -                (33,456)           (294,270)           (294,270)
                                                    ---------------     ---------------     ---------------     ---------------
                                                             4,096           5,212,167          65,850,484          65,854,580
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses:
Balance at December 31, 1995 and September 30, 1996           -                   -             (8,748,474)         (8,748,474)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at September 30, 1996                       $        4,096           5,212,167      $   57,102,010      $   57,106,106
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1996      Sept. 30, 1995
                                                                                                 (Combined)
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    1,758,235      $    2,358,652
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                                   870,258             897,122
    Decrease in interest receivable                                                                 32,919              48,762
    Decrease (increase) in other assets                                                             69,164             (10,197)
    Increase (decrease) in accounts payable                                                         72,376             (20,312)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                       2,802,952           3,274,027
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                                                 (155,617)            (65,884)
 Acquisition of real estate                                                                     (2,056,119)               -
                                                                                            ---------------     ---------------
 Net cash used in investing activities                                                          (2,211,736)            (65,884)
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                                             (2,976,244)         (2,980,468)
 Proceeds from issuance of tax-exempt refunding bonds                                            2,750,000                -
 Bond issuance costs paid                                                                         (193,968)               -
 Purchase of units                                                                                (294,270)               -
                                                                                            ---------------     ---------------
 Net cash used in financing activities                                                            (714,482)         (2,980,468)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                    (123,266)            227,675
Cash and temporary cash investments at beginning of period                                       1,912,560           1,969,975
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    1,789,294      $    2,197,650
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                   $       53,184      $         -
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

1. Organization

America First Apartment Investors, L.P. (the New Partnership) was formed on March 7, 1996, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling or otherwise dealing with multi-family residential properties and other types of commercial real estate and interests therein. The New Partnership commenced operations on August 20, 1996, when it was merged with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership). Under the terms of the Merger agreement, the New Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. Unit holders of the Prior Partnership received one Beneficial Unit Certificate (BUC) of the New Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The New Partnership will terminate on December 31, 2016, unless terminated earlier under the provisions of the New Partnership's Partnership Agreement. The General Partner of the New Partnership is America First Capital Associates Limited Partnership Four (AFCA
4).

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The accompanying 1996 consolidated financial statements include the combined accounts of the New Partnership from August 20, 1996 (the Merger
    Date), through September 30, 1996, and the accounts of the Prior Partnership from January 1, 1996, until the Merger Date. Financial Statements for 1995 include the accounts of the Prior Partnership. The New Partnership and the Prior Partnership are collectively referred to as the Partnership.

    The consolidated financial statements include the accounts of the Partnership and its subsidiary, Park at Fifty Eight Limited Partnership, which owns The Park at Fifty Eight Apartments. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The consolidated and combined financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated and combined financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1996, and results of operations for all periods presented have been made.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

 B) Investment in Tax-Exempt Mortgage Bonds
    The Partnership adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
    115) as of January 1, 1994. FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading. Unrealized losses of $8,748,474 on tax-exempt mortgage bonds previously recognized through income were reclassified to a separate component of partners' capital with the adoption of FAS 115. There was no additional impact resulting from adoption since the bonds had already been reduced to estimated fair value.

    The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral.

    Accrual of mortgage bond investment income is excluded from income when, in the opinion of management, collection of related interest is doubtful. This interest is recognized as income when it is received.

 C) Investment in Real Estate
    The Partnership's investment in real estate consists of property acquired through foreclosure or deed in lieu of foreclosure and other real estate acquired. For periods prior to January 1, 1996, property acquired through foreclosure or deed in lieu of foreclosure was recorded at the lower of the unpaid bond balance or estimated net realizable value at the date of acquisition. Other real estate acquired was recorded at cost. A valuation allowance was established for declines in the estimated net realizable value subsequent to acquisition.

    On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of adopting FAS 121, the Partnership wrote down the carrying value of each impaired property to estimated net realizable value thus eliminating the valuation allowance on real estate acquired. The carrying value of each property will be periodically reviewed and adjustments will be made to the carrying value when there are declines in the estimated net realizable value.

    Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments or 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method. Subsequent to January 1, 1996, depreciation is calculated based on the adjusted carrying value of the properties.

    The adoption of FAS 121 did not have a material impact on the financial statements.

 D) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

 E) Temporary Cash Investments
    Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

 F) Net Income per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each period presented.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds and for the allocation of income and expenses for tax purposes among AFCA 4 and BUC Holders.

Cash distributions included in the financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each period.

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,034,113 at September 30, 1996. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the mortgage bonds, real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

On July 10, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 50,000 BUCs of the Partnership in open market transactions. Through September 30, 1996, 33,456 BUCs had been acquired at a cost of $294,070.

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at September 30, 1996, are as follows:

                                                                                                     Base
                                                                         Number      Maturity    Interest            Carrying
  Property Name                               Location                 of Units   	      Date        Rate(1)           Amount
  ----------------------------------          --------------------     --------   -------------   --------    -----------------
  Performing:
   Jackson Park Place                         Fresno, CA                  296          09/01/11       8.5%    $      8,760,000
                                                                                                              -----------------
  Nonperforming:(2)
   Jefferson Place                            Olathe, KS                  352          12/01/10       8.5%          12,800,000
   Avalon Ridge                               Renton, WA                  356          09/01/11       8.5%          18,755,000
                                                                                                              -----------------
                                                                                                                    31,555,000
                                                                                                              -----------------
                                                                                                                    40,315,000
  Unrealized holding losses                                                                                         (8,748,474)
                                                                                                              -----------------
  Balance at September 30, 1996                                                                               $     31,566,526
                                                                                                              =================

(1) In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership did not receive any additional contingent interest in 1996.

(2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1996 was $969,860 ($373,025 for the quarter ended September 30, 1996).

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

6. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following at September 30, 1996:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley                  Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(1)       1,291,839         3,296,078            4,587,917
  The Park at Fifty Eight(2)           Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights                       Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point                          Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
                                                                                                              -----------------
                                                                                                                    34,617,441
  Less accumulated depreciation                                                                                     (7,385,393)
                                                                                                              -----------------
  Balance at September 30, 1996                                                                               $     27,232,048
                                                                                                              =================

(1)  Represents square feet.

(2) Property is owned by Park at Fifty Eight Limited Partnership and consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996 for $1,914,598) (See Note 7).

7.  Bonds Payable

On May 16, 1996, Park at 58 Limited Partnership received proceeds of $2,750,000 through the offering of multifamily housing revenue refunding bonds on The Park at Fifty Eight. The bonds were rated "A" by Standard and Poor's Corporation and bear interest at an effective rate of 6.65%. The bonds have a 25-year maturity with annual principal payments ranging from $50,000 to $210,000 due each March. Accrued interest is payable semi-annually in March and September. The bonds are collateralized by The Park at Fifty Eight.

8.	 Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1996 was $741,098 ($253,228 for the quarter ended September 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end. AFCA 4 or an affiliate also paid $89,921 ($48,865 for the quarter ended September 30, 1996) in capitalized costs during 1996 which were reimbursed by the Partnership.
The capitalized costs were incurred in connection with the offering of multifamily housing revenue refunding bonds described in Note 7.

AFCA 4 received from property owners administrative fees of $39,308 (none for the quarter ended September 30, 1996) in 1996. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 during 1996 was $169,650 ($56,550 for the quarter ended September 30, 1996).

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. No such fees were paid by the Partnership to AFCA 4 during 1996.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

The general partner of the property partnership which owns Jefferson Place is principally owned by an employee of an affiliate of AFCA 4. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership and the mortgage bond. The general partner did not receive cash distributions from the partnership in 1996.

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place and Avalon Ridge. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis and amounted to $318,539 ($110,655 for the quarter ended September 30, 1996) in 1996.

9.  Restatement

The tax-exempt mortgage bonds were previously accounted for as loans.
However, the bonds are considered debt securities under FAS 115, which was effective January 1, 1994. Accordingly, the 1995 financial statements have been restated to properly present the bonds as debt securities. The only effect of the restatement was to segregate the $8,748,474 of unrealized losses as a separate component of partners' capital. There was no effect on the carrying value of the bonds, total assets, total partners' capital or net income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

America First Tax Exempt Mortgage Fund 2 (the Prior Partnership) originally acquired nine tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. During 1988, one tax-exempt mortgage bond was prepaid in full. On May 16, 1996, the Partnership acquired Phase I of the Park at Fifty Eight Apartments. At September 30, 1996, the Partnership continued to hold three of these tax-exempt mortgage bonds with a carrying value, at estimated fair value, of $31,566,526 and five real estate properties acquired with a depreciated cost of $27,232,048.

On August 20, 1996, the Prior Partnership merged with America First Apartment Investors, L.P. (the New Partnership). Under the terms of the Merger agreement, the New Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. Unit holders of the Prior Partnership received one Beneficial Unit Certificate (BUC) of the New Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The New Partnership and the Prior Partnership are collectively referred to as the Partnership.

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at September 30, 1996:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            283             96%
Jefferson Place                        Olathe, KS                                          352            344             98%
Avalon Ridge                           Renton, WA                                          356            321             90%
Covey at Fox Valley(1)                 Aurora, IL                                          216            210             97%
The Park at Fifty Eight(3)             Chattanooga, TN                                     196            184             94%
Shelby Heights(1)                      Bristol, TN                                         100             97             97%
Coral Point(1)                         Mesa, AZ                                            336            319             95%
                                                                                     ----------     ----------     -----------
                                                                                         1,852          1,758             95%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)           Palm Bay, FL                                      72,002(2)      39,987(2)          56%
                                                                                     ==========     ==========     ===========

(1) Property acquired through foreclosure or deed in lieu of foreclosure.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).

The principal amounts of the tax-exempt mortgage bonds do not amortize over their terms. The tax-exempt mortgage bonds provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bonds. The base interest payments received on the tax-exempt mortgage bonds and net rental income earned on properties owned represent the principal sources of the Partnership's income and distributable cash. The Partnership has not received any contingent interest on its mortgage bonds during 1996. The Partnership also earns income on temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

On May 16, 1996, the Partnership raised $2,750,000 through the offering of multifamily housing refunding bonds on The Park at Fifty Eight Apartments. The Partnership utilized $1,914,598 of the proceeds to acquire Phase I of the Park at Fifty Eight Apartments with the remaining proceeds added to the Partnership's reserves.

During the nine months ended September 30, 1996, $345,639 ($185,994 for the quarter ended September 30, 1996) of undistributed income was withdrawn from reserves. In addition, the Partnership withdrew $294,070 from reserves to purchase 33,456 BUCs during the quarter and nine months ended September 30, 1996. The total amount held in reserves at September 30, 1996, was $1,034,113. Future distributions to BUC Holders will depend upon the amount of base and contingent interest and net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term and long-term liquidity requirements.

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                           For the Nine          For the Nine
                                                                                           Months Ended          Months Ended
                                                                                         Sept. 30, 1996        Sept. 30, 1995
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                  $        .3962        $        .3915
	Return of capital                                                                                .1663                 .1710
                                                                                         ---------------       ---------------
                                                                                         $        .5625        $        .5625
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .5625        $        .5625
                                                                                         ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to establish, when necessary, a valuation reserve on mortgage bonds. The carrying value of the mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated net realizable value of the underlying collateral for the bonds.

On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of adopting FAS 121, the Partnership wrote down the carrying value of each impaired property to estimated net realizable value thus eliminating the valuation allowance on real estate acquired. The carrying value of each property will be periodically reviewed and adjustments will be made to the carrying value when there are declines in the estimated net realizable value.

Internal property valuations and reviews performed during the nine months ended September 30, 1996, indicated that the mortgage bonds and real estate recorded on the balance sheet at September 30, 1996, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds and real estate owned has generally remained constant since June 30, 1996.

Results of Operations

The tables below compare the results of operations for each period shown. The results of operations for 1996 include the combined accounts of the New Partnership from August 20, 1996 (the Merger Date), through September 30, 1996, and the accounts of the Prior Partnership from January 1, 1996, until the Merger Date. Results of operations for 1995 include the accounts of the Prior Partnership.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                       Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $      483,668      $      482,189      $        1,479
Rental income                                                               1,481,936           1,300,516             181,420
Interest income on temporary cash investments                                  12,542              14,307              (1,765)
                                                                       ---------------     ---------------     ---------------
                                                                            1,978,146           1,797,012             181,134
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           335,636             208,962             126,674
Real estate operating expenses                                                803,398             662,490             140,908
Depreciation                                                                  286,715             300,364             (13,649)
Interest expense                                                               37,953                -                 37,953
                                                                       ---------------     ---------------     ---------------
                                                                            1,463,702           1,171,816             291,886
                                                                       ---------------     ---------------     ---------------
Net income                                                             $      514,444      $      625,196      $     (110,752)
                                                                       ===============     ===============     ===============

                                                                         For the Nine        For the Nine            Increase
                                                                         Months Ended        Months Ended           (Decrease)
                                                                       Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $    1,600,221      $    1,670,648      $      (70,427)
Rental income                                                               4,201,506           3,825,945             375,561
Interest income on temporary cash investments                                  37,112              40,791              (3,679)
                                                                       ---------------     ---------------     ---------------
                                                                            5,838,839           5,537,384             301,455
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           870,677             585,366             285,311
Real estate operating expenses                                              2,271,354           1,696,244             575,110
Depreciation                                                                  870,258             897,122             (26,864)
Interest expense                                                               68,315                -                 68,315
                                                                       ---------------     ---------------     ---------------
                                                                            4,080,604           3,178,732             901,872
                                                                       ---------------     ---------------     ---------------
Net income                                                             $    1,758,235      $    2,358,652      $     (600,417)
                                                                       ===============     ===============     ===============

Mortgage bond investment income increased for the quarter ended September 30, 1996, compared to the same period in 1995 as a result of an increase in the cash flow received from Jefferson Place of approximately $22,000 and a decrease in cash flow from Avalon Ridge of approximately $21,000. Mortgage bond investment income decreased for the nine months ended September 30, 1996, compared to the same period in 1995 as a result of a decrease in cash flow from Avalon Ridge of approximately $84,000 which was partially offset by an increase in the cash flow received from Jefferson Place of approximately $14,000. The decrease in cash flow received from Avalon Ridge for the nine months ended September 30, 1996, compared to the same period in 1995, was primarily due to a decrease in average occupancy of approximately 2%.

Rental income increased approximately $181,000 for the quarter ended September 30, 1996, compared to the same period in 1995. This increase is attributable to: (i) a $119,000 increase from The Park at Fifty Eight resulting primarily from the acquisition of Phase I of this apartment complex in May 1996; (ii) a $28,000 increase from The Exchange at Palm Bay due to leasing more space during 1996; and (iii) a $34,000 increase due a slight increase in average occupancy and rental rate increases at certain other properties acquired by the Partnership in foreclosure.

Rental income increased approximately $376,000 for the nine months ended September 30, 1996, compared to the same period in 1995. This increase is attributable to: (i) a $177,000 increase from The Park at Fifty Eight resulting primarily from the acquisition of Phase I of this apartment complex in May 1996; (ii) a $147,000 increase due a slight increase in average occupancy and rental rate increases at certain other properties acquired by the Partnership in foreclosure; and (iii) a $52,000 increase from The Exchange at Palm Bay due to leasing more space during 1996.

Real estate operating expenses increased approximately $141,000 for the quarter ended September 30, 1996, compared to the same period in 1995. This increase is attributable to a $160,000 increase from The Park at Fifty Eight resulting from the acquisition of Phase I of this apartment complex in May 1996 and from various property improvements offset by a $19,000 decrease due primarily to a slight decrease in property improvements at certain other properties acquired by the Partnership in foreclosure.

Excluding property tax refunds of approximately $252,000 received by Covey at Fox Valley during the nine months ended September 30, 1995, real estate operating expenses increased approximately $323,000 for the nine months ended September 30, 1996, compared to the same period in 1995. This increase is attributable to: (i) a $219,000 increase from The Park at Fifty Eight resulting from the acquisition of Phase I of this apartment complex in May 1996 and from various property improvements; (ii) leasing commissions of approximately $85,000 incurred by The Exchange at Palm Bay in connection with leasing additional space to tenants; (iii) a $91,000 increase in repairs and maintenance expenses and property improvements at Covey at Fox Valley and The Exchange at Palm Bay; offset by (iv) a $72,000 decrease in real estate operating expenses (primarily repairs and maintenance expenses) at certain properties acquired by the Partnership in foreclosure.

Depreciation expense decreased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995 due to the adoption of FAS 121 on January 1, 1996. FAS 121 requires that depreciation be calculated on the adjusted carrying value of the properties.

Interest expense of $37,953 and $68,315 was incurred for the quarter and nine months ended September 30, 1996, respectively, on the $2,750,000 of bonds payable which were issued in May 1996.

The decrease in interest income on temporary cash investments for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995 is primarily due to a decrease in the average reserve balance attributable to withdrawals made from Partnership reserves during 1996 to supplement distributions to BUC Holders.

General and administrative expenses increased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. These increases were due to: (i) approximately $103,000 and $178,000 of costs incurred in the quarter and nine months ended September 30, 1996, respectively, in conjunction with the Merger; (ii) an increase of approximately $16,000 and $79,000 in salaries and related expenses for the quarter and nine months ended September 30, 1996, respectively; (iii) an increase of approximately $6,000 in professional fees for the nine months ended September 30, 1996; and (iv) net increases of approximately $8,000 and $22,000 in other general and administrative expenses incurred for the quarter and nine months ended September 30, 1996, respectively.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Form of Certificate of Beneficial Unit Certificate
                    incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (Commission File No. 333-2920) filed by the Registrant on March 29, 1996).

               4(b) Agreement of Limited Partnership of the Registrant
                    (incorporated by reference to Exhibit 4(b) to Form 8-K (Commission File No. 0-20737) filed by the Registrant on August 23, 1996).

               4(c) Agreement of Merger, dated March 28, 1996, between the
                    Registrant and America First Tax Exempt Mortgage Fund 2 Limited Partnership (incorporated by reference to Exhibit
                    4.3 to Amendment No. 1 to Registration Statement on Form S-4 (Commission File No. 333-2920) filed by the Registrant on May 17, 1996).

               4(d) Agreement of Limited Partnership dated October 15, 1986
                    (incorporated herein by reference to Form 10-K dated December 31, 1986 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

               4(e) Form of Certificate of Beneficial Unit Certificate
                    (incorporated herein by reference to Form S-11 Registration Statement filed May 8, 1986 with the Securities and Exchange Commission by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 33-5521)).

              10(a) $18,755,000 Washington State Housing Finance Commission
                    Multifamily Housing Mortgage Revenue Note (Sunpointe Apartments Projects) Series 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

              10(b) Lender Loan Agreement and Indenture of Trust among
                    Washington State Housing Finance Commission, the
                    Registrant and FirsTier Bank, National Association, dated September 1, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

              10(c) Construction Loan Agreement between the Registrant and
                    Sunpointe Associates Limited Partnership, dated September 1, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

          (b)  Form 8-K

               The registrant filed the following report on Form 8-K during the quarter for which this report is filed:

               Item Reported      Financial Statements Filed    Date of Report

               2. Acquisition              yes                 August 20, 1996
                  or Disposition
                  of Assets

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 1996     AMERICA FIRST APARTMENT INVESTORS, L.P.

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