Form 10-K
period 1996-12-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 1997-03-27
CIK 1011585

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

	                                     OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to

Commission File Number:  0-20737

             AMERICA FIRST APARTMENT INVESTORS, L.P.
     (Exact name of registrant as specified in its charter)

Delaware                                                47-0797793
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)


Suite 400, 1004 Farnam Street, Omaha, Nebraska          68102
(Address of principal executive offices)                (Zip Code)


(402) 444-1630
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

	                                    None

Securities Registered Pursuant to Section 12(g) of the Act:

	    Beneficial Unit Certificates representing assignments of limited partnership interests in America First Apartment Investors, L.P. (the "BUCs")

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                  NO

	    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [ ]

	    The aggregate market value of the BUCs on March 3, 1997, based upon the final sales price per BUC reported in The Wall Street Journal on March 4,
1997, was $47,561,024.

	                     DOCUMENTS INCORPORATED BY REFERENCE

	                                   None

                               TABLE OF CONTENTS

	                                                                          Page

	                                   PART I

Item 1.  Business	                                                           1
Item 2.  Properties	                                                         2
Item 3.  Legal Proceedings	                                                  3
Item 4.  Submission of Matters to a Vote of Security Holders	                3

	                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters	                                                3
Item 6.  Selected Financial Data	                                            5
Item 7.  Management's Discussion and Analysis of Financial Condition
	        and Results of Operations	                                          6
Item 8.  Financial Statements and Supplementary Data	                       12
Item 9.  Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                              12

	                                  PART III

Item 10.  Directors and Executive Officers of the Registrant	               13
Item 11.  Executive Compensation	                                           14
Item 12.  Security Ownership of Certain Beneficial Owners and Management	   14
Item 13.  Certain Relationships and Related Transactions	                   14

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	  15

SIGNATURES	                                                                 35

	                                   PART I

	    Item 1. Business. America First Apartment Investors, L.P. (the Registrant or the Partnership) was formed on March 7, 1996, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with multifamily real estate and other types of commercial real estate and interests therein. The Partnership will pursue its purpose in order to (i) preserve investors' capital and (ii) provide regular cash distributions to investors.

     The Partnership commenced operations on August 20, 1996, when it merged with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership). Under the terms of the merger agreement, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. As of the record date established for the Merger, a total of 5,212,167 Beneficial Unit Certificates (BUCs) representing assigned limited partnership interests in the Prior Partnership were outstanding. BUC holders of the Prior Partnership received one BUC in the Partnership for each BUC of the Prior Partnership outstanding as of the record date.

     After completion of the offering of its BUCs in 1986, the Prior Partnership acquired nine tax-exempt mortgage bonds with an aggregate principal amount of $90,765,000. These tax-exempt bonds were issued by various state and local authorities to provide construction and permanent financing of eight multifamily housing properties and one commercial property located in eight states. The Prior Partnership subsequently acquired five of the properties through foreclosure or deed in lieu of foreclosure or through the acquisition of an indirect ownership interest. The Prior Partnership also acquired an additional multifamily property which is adjacent to one of the foreclosed properties that was originally intended to be part of a consolidated property. In addition, during 1996, the Partnership acquired another multifamily housing property. As of December 31, 1996, these properties had a depreciated cost of $30,199,846. A description of the real estate acquired by the Registrant appears in Note 6 of the Notes to the Financial Statements filed in response to Item 8 hereof. For further information regarding these properties, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     These properties, along with three mortgage bonds, were acquired by the Partnership in connection with the Merger. The other mortgage bond was repaid by the borrower in 1988. The three remaining mortgage bonds had a carrying value (at estimated fair value) of $31,566,526 as of December 31, 1996. Under the terms of these bonds, the principal amounts do not amortize over their terms. The mortgage bonds provide for the payment of base interest to the Registrant and for the payment of contingent interest based on the levels of net cash flow and net realized capital appreciation generated by the underlying properties. A description of the tax-exempt mortgage bonds held by the Registrant at December 31, 1996 (and the properties collateralizing such bonds) appears in Note 5 of the Notes to the Financial Statements filed in response to Item 8 hereof. For further information regarding these properties, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The amount of cash received by the Registrant from tax-exempt mortgage bonds and the real estate is a function of the net rental revenues generated by the properties financed or owned by the Partnership. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the properties financed or owned by the Registrant are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing regular maintenance and property amenities.

     The Registrant believes that each of the properties it has financed or owns is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Registrant is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrant for the remediation thereof.

	    The Registrant is engaged solely in the business of providing financing for the acquisition and improvement of real estate and the operation of real estate acquired.  Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

	    The Registrant has no employees. Certain services are provided to the Registrant by employees of America First Companies L.L.C. which is the general partner of the general partner of the Registrant, and the Registrant reimburses America First Companies L.L.C. for such services at cost. The Registrant is not charged, and does not reimburse, for the services performed by managers and officers of America First Companies L.L.C..

	    Item 2. Properties. The Prior Partnership had invested in eight mortgage bonds collateralized by first mortgages on multifamily housing properties and one mortgage bond collateralized by a first mortgage on a commercial property. Foreclosure proceedings and other actions were instituted with respect to five of the properties which has resulted in the Registrant owning or indirectly owning five of these properties at December 31, 1996. In addition, during 1996, the Partnership acquired another phase of a real estate property acquired in foreclosure and an additional real estate property. One mortgage bond was prepaid by the borrower in 1988. Properties collateralizing mortgage bonds held by the Registrant and real estate acquired are described in the following table:

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Jackson Park Place             Fresno, CA                  296             822                    (1)
Jefferson Place                Olathe, KS                  352             663                    (1)
Avalon Ridge                   Renton, WA                  356           1,076                    (1)
Covey at Fox Valley(2)         Aurora, IL                  216             948      $   10,140,616
The Park at Fifty Eight(3)     Chattanooga, TN             196             876           3,810,960
Shelby Heights                 Bristol, TN                 100             980           2,790,088
Coral Point(2)                 Mesa, AZ                    336             780          10,321,742
Park at Countryside            Port Orange, FL             120             720           3,245,455
                                                       --------                     ---------------
                                                         1,972                          30,308,861
                                                       ========
The Exchange at Palm Bay            Palm Bay, FL        72,002(4)                        3,762,844
                                                       ========                     ---------------
                                                                                    $   34,071,705
                                                                                    ===============

(1) Property collateralizes a mortgage loan owned by the Partnership. Since the Partnership does not own the property, the federal tax basis is not applicable.
(2) Property serves as collateral on borrowings against the line of credit as described in Note 8 to the Financial Statements filed in response to Item 8 hereof.
(3) Property serves as collateral for multifamily housing refunding bonds as described in Note 7 to the Financial Statements filed in response to Item 8 hereof.
(4) Represents square feet.

     Depreciation is taken on each property acquired on a straight-line basis over the estimated useful life of the properties (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay).

     The average annual occupancy rate and average effective rental rate per unit or per square foot for each of the properties for each of the last five years are listed in the following table. Information with respect to Park at Countryside for periods prior to December 30, 1996, the date the property was acquired by the Registrant, is not available to the Registrant and accordingly is not presented in the table.

                                                       1996         1995         1994         1993         1992
                                                  ----------   ----------   ----------   ----------   ----------
Properties Collateralizing Mortgage Bonds
-----------------------------------------
 JACKSON PARK PLACE
 Average Occupancy Rate                                 93%           96%          95%          86%          89%
 Average Effective Annual Rental Per Unit            $5,703        $5,773       $5,585       $5,046       $5,139

 JEFFERSON PLACE
 Average Occupancy Rate                                 98%           97%          97%          92%          87%
 Average Effective Annual Rental Per Unit            $4,726        $4,557       $4,426       $4,091       $3,726

 AVALON RIDGE
 Average Occupancy Rate                                 84%           84%          84%          86%          87%
 Average Effective Annual Rental Per Unit            $5,264        $5,835       $6,343       $6,195       $6,030

Real Estate Acquired
--------------------
 COVEY AT FOX VALLEY
 Average Occupancy Rate                                 95%           94%          95%          96%          91%
 Average Effective Annual Rental Per Unit            $8,574        $8,057       $7,782       $7,568       $7,115

 THE PARK AT FIFTY EIGHT
 Average Occupancy Rate                                 96%           97%          96%          93%          94%
 Average Effective Annual Rental Per Unit            $4,774        $4,937       $4,768       $4,372       $4,261

 SHELBY HEIGHTS
 Average Occupancy Rate                                 92%           95%          97%          96%          97%
 Average Effective Annual Rental Per Unit            $5,653        $5,611       $5,601       $5,377       $5,252

 CORAL POINT
 Average Occupancy Rate                                 96%           96%          97%          92%          89%
 Average Effective Annual Rental Per Unit            $5,825        $5,537       $5,183       $4,740       $4,542

 THE EXCHANGE AT PALM BAY
 Average Occupancy Rate                                 56%           43%          39%          38%          35%
 Average Effective Annual Rental Per Square Foot     $ 4.89        $ 3.52       $ 3.27       $ 3.16       $ 1.93

 PARK AT COUNTRYSIDE
 Average Occupancy Rate                                 N/A           N/A          N/A          N/A          N/A
 Average Effective Annual Rental Per Unit               N/A           N/A          N/A          N/A          N/A

     In the opinion of the Partnership's management, each of the properties owned by the Partnership is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 5 and 6 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties is included in Item 1 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of the fiscal year ended December 31,
1996, to a vote of the Registrant's security holders.

	                                   PART II

	    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

	    (a)	Market Information.  The BUCs trade on the NASDAQ Stock Market under the trading symbol "APROZ".  Prior to August 20, 1996, the BUCs of the Prior
Partnership traded under the trading symbol "ATAXZ".  The following table sets forth the high and low final sale prices for the BUCs for each quarterly period from January 1, 1995, through December 31, 1996.

               1995                    		              High  		       Low
          	-----------			                           ---------      ---------
           1st Quarter                              $ 8-1/2        $ 7-3/4
           2nd Quarter                              $ 8-59/64      $ 8-1/8
           3rd Quarter                              $ 9-1/4        $ 8-1/8
           4th Quarter				                          $ 9-3/8        $ 8-1/2

               1996(1)
           -----------
           1st Quarter                              $ 9-3/4        $ 8-1/2
           2nd Quarter                              $ 9-3/4        $ 8-3/4
           3rd Quarter                              $ 9-1/2        $ 7-3/4
           4th Quarter				                          $ 9-3/8        $ 8-3/8

(1) The market price per share information includes that of America First Apartment Investors L.P. from August 20, 1996 (the Merger Date), through December 31, 1996, and America First Tax Exempt Fund 2 Limited Partnership for periods prior to the Merger Date.

	    (b)	BUC Holders.  The approximate number of BUC holders on December 31,
1996, was 3,300.

	    (c)	Distributions.  Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1996, and December 31, 1995, equaled $3,921,671 and $3,934,217, respectively. The cash distributions paid per BUC during the fiscal years ended December 31, 1996, and December 31, 1995, were as follows:

	                                                       Per BUC
	                                          Year Ended            Year Ended
                                       December 31, 1996		   December 31, 1995
                                       -----------------     -----------------
Income			                              $          .5272      $          .5217
Return of Capital			                              .2228                 .2283
                                       -----------------     -----------------
Total			                               $          .7500      $          .7500
                                       =================     =================

	    See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1997 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership which includes the financial data of America First Apartment Investors, L.P. from August 20, 1996 (the Merger Date), through December 31, 1996, and America First Tax Exempt Fund 2 Limited Partnership for periods prior to the Merger Date. The information set forth below should be read in conjunction with the consolidated and combined Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the        For the	    	  For the      		For the      		For the
		                                                       Year Ended	   	Year Ended 		  Year Ended	 	  Year Ended	   	Year Ended
                                                    		Dec. 31, 1996		Dec. 31, 1995		Dec. 31, 1994		Dec. 31, 1993		Dec. 31, 1992
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage bond investment income                     	 $  2,107,486 	 $  2,234,610 	 $  2,452,200 	 $  2,327,505 	 $ 	2,190,197
Rental income		                                          5,763,648 		   5,116,073    		4,949,664    		4,566,703 		   4,363,746
Interest income on temporary cash investments		             51,557 		      55,720 		      37,303 		      43,507 		      64,054
General and administrative expenses		                   (1,146,709)	    	(792,300)    		(689,987)	    	(719,720)    		(757,949)
Real estate operating expenses		                        (3,047,804)		  (2,359,827)		  (2,397,067)	  	(2,268,252)	  	(2,210,411)
Depreciation		                                          (1,165,059)		  (1,197,490)  		(1,183,588)  		(1,172,244)	   (1,142,482)
Interest expense                                          (118,382)          -              -              -              -
Provision for losses	on mortgage bonds                        -       		     -       		     -       	      -        (1,000,000)
Provision for losses on real estate acquired		                -            		-            		-      		      -    		  (1,000,000)
                                                      -------------  -------------  -------------  -------------  -------------
Net income	                                           $  2,444,737 	 $  3,056,786 	 $  3,168,525 	 $  2,777,499 	 $    507,155
                                                      =============  =============  =============  =============  =============
Net income per Beneficial Unit Certificate (BUC)	     $        .46 	 $        .57 	 $        .60 	 $        .52 	 $        .09
                                                      =============  =============  =============  =============  =============
Total cash distributions paid or accrued per BUC	     $      .7500	  $      .7500 	 $      .7500 	 $      .7500 	 $    	 .7500
                                                      =============  =============  =============  =============  =============
Investment in tax-exempt mortgage bonds               $ 31,566,526 	 $ 31,566,526 	 $	31,566,526 	 $	31,566,526 	 $	31,566,526
                                                      =============  =============  =============  =============  =============
Investment in real estate, net of accumulated
   depreciation (and	valuation allowance	for
   the years 1995 and prior)                          $ 30,199,846 	 $ 25,890,570 	 $	26,770,652 	 $	27,925,464 	 $	29,050,935
                                                      =============  =============  =============  =============  =============
Total assets	                                         $	64,923,401 	 $ 59,630,449 	 $ 60,520,431 	 $	61,328,763 	 $	62,453,093
                                                      =============  =============  =============  =============  =============
Bonds payable                                         $  2,750,000   $       -      $       -      $       -      $       -
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

America First Tax Exempt Mortgage Fund 2 (the Prior Partnership) originally acquired nine tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. During 1988, one tax-exempt mortgage bond was prepaid in full. On May 16, 1996, the Prior Partnership acquired Phase I of the Park at Fifty Eight Apartments and on December 30, 1996, the Partnership acquired Park at Countryside. At December 31, 1996, the Partnership continued to hold three of these tax-exempt mortgage bonds with a carrying value, at estimated fair value, of $31,566,526 and six real estate properties acquired with a depreciated cost of $30,199,846.

On August 20, 1996, the Prior Partnership merged with America First Apartment Investors, L.P. (the Partnership). Under the terms of the merger agreement, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. Unit holders of the Prior Partnership received one Beneficial Unit Certificate (BUC) of the Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement.

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at December 31, 1996:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            273             92%
Jefferson Place                        Olathe, KS                                          352            343             97%
Avalon Ridge                           Renton, WA                                          356            316             89%
Covey at Fox Valley(1)                 Aurora, IL                                          216            204             94%
The Park at Fifty Eight(3)             Chattanooga, TN                                     196            182             93%
Shelby Heights(1)                      Bristol, TN                                         100             91             91%
Coral Point(1)                         Mesa, AZ                                            336            323             96%
Park at Countryside(4)                 Port Orange, FL                                     120            114             95%
                                                                                     ----------     ----------     -----------
                                                                                         1,972          1,846             94%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)            Palm Bay, FL                                     72,002(2)      40,718(2)          57%
                                                                                     ==========     ==========     ===========

(1) Property acquired through foreclosure or deed in lieu of foreclosure.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).
(4) Property acquired by the Partnership on December 30, 1996.

The principal amounts of the tax-exempt mortgage bonds do not amortize over their terms. The tax-exempt mortgage bonds provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bonds. The base interest payments received on the tax-exempt mortgage bonds and net rental income earned on properties owned represent the principal sources of the Partnership's income and distributable cash. The Partnership did not receive any contingent interest on its mortgage bonds during 1996. The Partnership also earns income on temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

On May 16, 1996, the Prior Partnership raised $2,750,000 through the offering of multifamily housing refunding bonds on The Park at Fifty Eight Apartments. The Prior Partnership utilized $1,914,598 of the proceeds to acquire Phase I of the Park at Fifty Eight with the remaining proceeds added to the Prior Partnership's reserves. On March 13, 1997, the Partnership received proceeds of $3,450,000 through the offering of multifamily housing revenue refunding bonds on Shelby Heights. The bonds were rated "AA" by Standard and Poor's Corporation, bear interest at an effective rate of 6.1% and have a 25-year maturity. Proceeds from the offering were used to pay down on the Line of Credit described below.

On December 19, 1996, the Partnership entered into a $15 million revolving loan credit agreement (the Line of Credit) which will provide interim financing for the acquisition of multifamily residential properties. The Line of Credit bears interest at 1/2% above the Bank's base rate (8.75% as of and for the year ended December 31, 1996). The Line of Credit expires on December 19, 1997; however, the maturity date may be extended one year if certain conditions are met. The Partnership had borrowings of $3,584,200 against the Line of Credit of which $3,245,454 was utilized to provide interim financing for Park at Countryside which was acquired by the Partnership on December 30, 1996. The Partnership had $11,415,800 of available unused credit as of December 31, 1996. The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements. The Partnership intends to repay borrowings under the Line of Credit through the refunding of existing tax-exempt bonds that are associated with certain properties acquired in foreclosure.

During the year ended December 31, 1996, $351,488 of undistributed income was withdrawn from reserves. In addition, the Partnership withdrew $294,270 from reserves to purchase 33,456 BUCs during 1996. The total amount held in reserves at December 31, 1996, was $1,218,787. Future distributions to BUC Holders will depend upon the amount of base and contingent interest and net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                          For the               For the               For the
                                                                       Year Ended            Year Ended            Year Ended
                                                                    Dec. 31, 1996         Dec. 31, 1995         Dec. 31, 1994
                                                                   ---------------       ---------------       ---------------
Regular monthly distributions
	Income                                                            $        .5272        $        .5217        $        .5244
	Return of capital                                                          .2228                 .2283                 .2256
                                                                   ---------------       ---------------       ---------------
                                                                   $        .7500        $        .7500        $        .7500
                                                                   ===============       ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow             $        .7500        $        .7500        $        .7500
                                                                   ===============       ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds and real estate acquired and adjust, when necessary, the carrying value of the mortgage bonds and each real estate property acquired. Mortgage bonds are classified as available-for-sale and are therefore carried at the estimated fair value of the underlying collateral. Each real estate property acquired is recorded at the lower of cost or net realizable value.

The fair value of underlying collateral for the bonds and real estate acquired is based on management's best estimate of the net realizable value of the properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The carrying value of the mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated net realizable value of the underlying collateral for the bonds. The carrying value of each real estate property acquired is adjusted when there are significant declines in the estimated net realizable value.

On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of adopting FAS 121, the Partnership wrote down the carrying value of each impaired property to estimated net realizable value thus eliminating the valuation allowance on real estate acquired. The carrying value of each property is periodically reviewed and adjustments are made to the carrying value when there are significant declines in the estimated net realizable value.

Based on the foregoing methodology, valuation and reviews performed during 1996 indicated that the mortgage bonds and real estate recorded on the balance sheet at December 31, 1996, required no adjustments to the carrying amounts.

At December 31, 1996, two of the Partnership's three tax-exempt mortgage bonds were classified as nonperforming. The bonds will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage bonds generate sufficient net cash flow to bring the mortgage bonds fully current as to interest payments. The Partnership's management closely monitors each real estate property which serves as collateral for the tax-exempt mortgage bonds in efforts to maximize cash flow generated by each property, including the properties with bonds in a nonperforming status. In addition, an affiliate of the Partnership's general partner provides property management services for the real estate properties which serve as collateral for the tax-exempt bonds classified as nonperforming. As such, the Partnership is able to influence certain aspects of the operations of such properties which should better position the properties to increase long-term cash flow from operations.

Jackson Park Place

Jackson Park Place Apartments, located in Fresno, California, had an average occupancy rate of 93% during 1996 compared to 96% during 1995. Interest of $744,600 earned on the mortgage bond in 1996 and 1995 represents the full amount of base interest due for the respective year. No contingent interest was earned in 1996 or 1995 and none is expected in 1997. Due primarily to the decrease in average occupancy, rental income decreased approximately $14,000 from 1995 to 1996. In addition, operating expenses, primarily salaries and administrative expenses, increased approximately $45,000 from 1995 to 1996.
As a result, net cash flow, excluding interest, was approximately $59,000 lower in 1996 compared to 1995.

Jefferson Place

Jefferson Place Apartments, located in Olathe, Kansas, had an average occupancy rate of 98% during 1996 compared to 97% during 1995. Interest is recognized as income on this mortgage bond on a modified cash basis. Interest earned in 1996 was $919,717 compared to $873,694 in 1995 and was approximately $168,000 less than the amount needed to pay the base interest in 1996. The increase in interest earned in 1996 compared to 1995 was due to an increase in the net cash flow generated by the property. Net cash flow increased due to a 3.8% increase in rental income resulting from a slight increase in average occupancy and rental rate increases. The increase in rental income was partially offset by higher real estate operating expenses, primarily due to a 31% increase in property taxes.

Avalon Ridge

Avalon Ridge Apartments, located in Renton, Washington, had an average occupancy rate of 84% during 1996 and 1995. Interest is recognized as income on this mortgage bond on a cash basis. Interest earned in 1996 was $443,169 compared to $616,316 in 1995 and was approximately $1,151,000 less than the amount needed to pay the base interest in 1996. An affiliate of the Partnership's general partner began managing this property in September of 1994. Since that time, the property manager has implemented a plan to improve the tenant profile through more stringent resident qualifications. In addition, management has been working to evict some of the current problem tenants which has resulted in a higher than normal turnover of units. In order to attract new tenants, the property manager has had to decrease rental rates which resulted in a decrease in rental income of $233,000 from 1995 to 1996. This decrease in rental income was partially offset by a decrease of $48,000 in operating expenses, primarily administrative expenses. Thus, net cash flow generated by the property, excluding interest, decreased approximately $185,000 from 1995 to 1996. Management believes that its efforts will improve future operating results of the property.

Covey at Fox Valley

Covey at Fox Valley Apartments, located in Aurora, Illinois, had an average occupancy rate of 95% during 1996 compared to 94% during 1995. This property generated net cash flow of $978,000 in 1996 compared to $1,142,000 in 1995. Net of property tax refunds of approximately $252,000 received in 1995, net cash flow increased $88,000 in 1996, compared to 1995. The property experienced an increase in rental revenue of $113,000 from 1995 to 1996 resulting from increased rental rates. The increase in rental revenue and a net decrease of $19,000 in certain real estate operating expenses were partially offset by an increase in repairs and maintenance expenses and property improvements of $44,000.

The Park at Fifty Eight

The Park at Fifty Eight Apartments, located in Chattanooga, Tennessee, had an average occupancy rate of 96% during 1996 compared to 97% during 1995. This property generated net cash flow of $234,000 in 1996 compared to $215,000 in 1995. This increase is attributable primarily to the acquisition of Phase I of this apartment complex in May 1996. Tax-exempt refunding bonds, collateralized by this property, were issued in May 1996. Debt service on these bonds totaled $53,133 in 1996. The tax-exempt bonds payable had a principal balance of $2,750,000 at December 31, 1996. The bonds bear interest at an effective rate of 6.65%. The last principal payment is due on March 1, 2021.

Shelby Heights

Shelby Heights Apartments, located in Bristol, Tennessee, had an average occupancy rate of 92% during 1996 compared to 95% during 1995. Despite the decrease in average occupancy, this property generated net cash flow of approximately $331,000 in 1996 compared to $323,000 in 1995. This increase is attributable to a slight increase in rental income due to rental rate increases and to slightly lower real estate operating expenses, primarily personnel expenses and property improvements.

Coral Point

Coral Point, located in Mesa, Arizona, had an average occupancy rate of 96% during 1996 and 1995. This property generated net cash flow of $1,124,000 in 1996 compared with $971,000 in 1995. This increase is attributable to a $94,000 increase in revenues resulting from increased rental rates and a decrease of $59,000 in real estate operating expenses, primarily repairs and maintenance expenses. These expenses were higher in 1995 due to painting the exterior of the property.

Park at Countryside

Park at Countryside is located in Port Orange, Florida. It was acquired by the Partnership on December 30, 1996. The property was 95% occupied at December 31, 1996.

The Exchange at Palm Bay

The Exchange at Palm Bay, located in Palm Bay, Florida, is an office/warehouse facility. This property continues to experience low occupancy due to the large amount of similar commercial real estate in the surrounding area. The property's average leased space was 56% in 1996 compared to 43% in 1995. Despite the higher occupancy, the property was only able to generate operating cash flow of approximately $40,000 in 1996 compared to $105,000 in 1995. The decrease in cash flow is due to an increase in real estate operating expenses of $163,000 which were partially offset by an increase in rental revenue of $98,000 due to the increase in average occupancy. The increase of $163,000 in real estate operating expenses is due to leasing commissions incurred of approximately $85,000 in 1996, an increase of $58,000 in repairs and maintenance expenses and property improvements and net increases in other expenses of $20,000.

Results of Operations

The table below compares the results of operations for each year shown. The results of operations for 1996 include the combined accounts of the Partnership from August 20, 1996 (the Merger Date), through December 31, 1996, and the accounts of the Prior Partnership from January 1, 1996, until the Merger Date. Results of operations for 1995 and 1994 include the accounts of the Prior Partnership.

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $    2,107,486      $    2,234,610      $    2,452,200
Rental income                                                               5,763,648           5,116,073           4,949,664
Interest income on temporary cash investments                                  51,557              55,720              37,303
                                                                       ---------------     ---------------     ---------------
                                                                           7,922,691           7,406,403           7,439,167
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                        1,146,709              792,300             689,987
Real estate operating expenses                                             3,047,804            2,359,827           2,397,067
Depreciation                                                               1,165,059            1,197,490           1,183,588
Interest expense                                                             118,382                 -                   -
                                                                       ---------------     ---------------     ---------------
                                                                           5,477,954            4,349,617           4,270,642
                                                                       ---------------     ---------------     ---------------
Net income                                                             $   2,444,737       $    3,056,786      $    3,168,525
                                                                       ===============     ===============     ===============

                                                                             Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                            From 1995           From 1994
                                                                       ---------------     ---------------
Mortgage bond investment income                                        $     (127,124)     $     (217,590)
Rental income                                                                 647,575             166,409
Interest income on temporary cash investments                                  (4,163)             18,417
                                                                       ---------------     ---------------
                                                                              516,288             (32,764)
                                                                       ---------------     ---------------
General and administrative expenses                                           354,409             102,313
Real estate operating expenses                                                687,977             (37,240)
Depreciation                                                                  (32,431)             13,902
Interest expense                                                              118,382                -
                                                                       ---------------     ---------------
                                                                            1,128,337              78,975
                                                                       ---------------     ---------------
Net income                                                             $     (612,049)     $     (111,739)
                                                                       ===============     ===============

Mortgage bond investment income decreased $127,124 from 1995 to 1996 as a result of a decrease in cash flow from Avalon Ridge of $173,147 which was partially offset by an increase in the cash flow received from Jefferson Place of $46,023. The decrease in cash flow received from Avalon Ridge is explained in the Asset Quality section. The increase in cash flow received from Jefferson Place is due to an increase in rental revenue which was partially offset by higher real estate operating expenses, primarily property taxes. Rental income increased due to a slight increase in average occupancy and rental rate increases.

Mortgage bond investment income decreased $217,590 from 1994 to 1995 as a result of decreases in the cash flow received from Avalon Ridge of $208,125 and Jefferson Place of $9,465. The decrease in the cash flow received from Avalon Ridge was primarily due to a decrease in rental income resulting from reduction in rental rates and increases in repairs and maintenance expenses and property improvements resulting primarily from an increase in tenant turnover. The decrease in rental income and increase in repairs and maintenance expenses and property improvements were partially offset by decreases in other operating expenses, primarily property taxes.

Rental income increased $647,575 from 1995 to 1996 and is primarily attributable to: (i) a $330,000 increase from The Park at Fifty Eight resulting primarily from the acquisition of Phase I of this apartment complex in May 1996; (ii) an increase of $207,000 from Covey at Fox Valley and Coral Point due primarily to rental rate increases and (iii) a $98,000 increase from The Exchange at Palm Bay due to leasing more space during 1996. Rental income increased $166,409 from 1994 to 1995 due primarily to higher rental rates on properties acquired by the Partnership in foreclosure.

Excluding property tax refunds of approximately $252,000 received by Covey at Fox Valley in 1995, real estate operating expenses increased $435,977 from 1995 to 1996. This increase is attributable to: (i) a $311,000 increase from The Park at Fifty Eight resulting from the acquisition of Phase I of this apartment complex in May 1996 and from various property improvements; (ii) a $102,000 increase in repairs and maintenance expenses and property improvements at Covey at Fox Valley and The Exchange at Palm Bay; (iii) leasing commissions of approximately $85,000 incurred by The Exchange at Palm Bay in connection with leasing additional space to tenants; (iv) a $31,000 increase in real estate operating expenses at certain properties acquired by the Partnership in foreclosure; offset by (v) a $93,000 decrease in repairs and maintenance expenses at Coral Point.

Real estate operating expenses decreased $37,240 from 1994 to 1995 due primarily to property tax refunds of approximately $252,000 received by Covey at Fox Valley in 1995. This decrease was partially offset by increases in property improvements, repairs and maintenance expenses and salaries expense at Coral Point and slight increases in overall expenses at the other properties.

Depreciation expense decreased $32,431 from 1995 to 1996 due to the adoption of Statement of Financial Accounting Standards No. 121 (FAS 121) on January 1, 1996, which requires that depreciation be calculated on the adjusted carrying value of the properties. This decrease was partially offset by an increase in depreciation expense of approximately $51,000 due to the acquisition of Phase I of the Park at Fifty Eight.

Interest expense of $118,382 was incurred in 1996 on the $2,750,000 of bonds payable which were issued in May 1996.

Interest income on temporary cash investments decreased $4,163 from 1995 to 1996 due primarily to a decrease in the average reserve balance attributable to withdrawals made from Partnership reserves during 1996 to supplement distributions to BUC Holders. Interest income on temporary cash investments increased $18,417 from 1994 to 1995 due primarily to additions made to Partnership reserves during 1994 and 1995 and to slightly higher interest rates.

General and administrative expenses increased $354,409 from 1995 to 1996. These increases were due to: (i) approximately $186,000 of costs incurred in conjunction with the Merger; (ii) an increase of approximately $98,000 in salaries and related expenses; (iii) an increase of approximately $32,000 in professional fees; (iv) an increase of approximately $12,000 in servicing fees and (v) net increases of approximately $26,000 in other general and administrative expenses incurred. General and administrative expenses increased $102,313 from 1994 to 1995. This increase is primarily due to increases in salaries and related expenses and insurance expense which were partially offset by decreases in printing and investor servicing expenses.

The table below segregates the results of operations for the Partnership's real estate operations and tax-exempt mortgage bond investments activities for each year shown.

		                                                                            For the 		          For the		           For the
		                                                                         Year Ended		        Year Ended		        Year Ended
		                                                                      Dec. 31, 1996		     Dec. 31, 1995		     Dec. 31, 1994
                                                                       ---------------     ---------------     ---------------
Real estate operations:
	Rental income	                                                       $     5,763,648	     $    5,116,073	     $    4,949,664
	Operating expenses		                                                      (3,047,804)		       (2,359,827)		       (2,397,067)
	Depreciation		                                                            (1,165,059)		       (1,197,490)		       (1,183,588)
                                                                       ---------------     ---------------     ---------------
			                                                                         1,550,785		         1,558,756		         1,369,009
                                                                       ---------------     ---------------     ---------------
Tax-exempt mortgage bonds investments:
	Mortgage bond investment income		                                          2,107,486		         2,234,610		         2,452,200
                                                                       ---------------     ---------------     ---------------
Interest income on temporary cash investments                                  51,557		            55,720		            37,303
General and administrative expenses		                                      (1,146,709)		         (792,300)		         (689,987)
Interest expense                                                             (118,382)               -                   -
                                                                       ---------------     ---------------     ---------------
Net income	                                                            $    2,444,737	     $    3,056,786	     $    3,168,525
                                                                       ===============     ===============     ===============

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference. In addition, the Financial Statements of Jefferson Place, L.P. and Sunpointe Associates Limited
Partnership (Avalon Ridge) are set forth in Item 14 hereof and are incorporated by reference. The financial statements of Jefferson Place, L.P. and Sunpointe Associates Limited Partnership are included pursuant to SAB
Topic 1I.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1996 and 1995.

	                                  PART III

	    Item 10. Directors and Executive Officers of the Registrant. The Registrant has no directors or officers. Management of the Registrant consists of the general partner of the Registrant, America First Capital Associates Limited Partnership Four ("AFCA"), and its general partner, America First Companies L.L.C. The following individuals are managers and officers of America First Companies L.L.C., and each serves for a term of one year:

    Name                    Position Held                 Position Held Since
-----------------------   --------------------------   -----------------------
Michael B. Yanney	        Chairman of the Board,	                 1987
	                         President, Chief Executive
	                         Officer and Manager
Michael Thesing	          Vice President, Secretary,	             1987
	                         Treasurer and Manager
William S. Carter, M.D.	  Manager	                                1994
George Kubat	             Manager	                                1994
Martin A. Massengale	     Manager	                                1994
Alan Baer	                Manager	                                1994
Gail Walling Yanney	      Manager	                                1996
Mariann Byerwalter        Manager                                 1997

	    Michael B. Yanney, 63, is the Chairman and President of America First Companies L.L.C. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., C-Tec Corporation, Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 42, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 70, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 51, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation, American Business Information, Inc., and G.B. Foods Corporation.

	    Martin A. Massengale, 63, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc..

	    Alan Baer, 74, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 36, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of AFEH and EurekaBank from 1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief
Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to
1987.  She served as Vice President and Executive Assistant to the President
of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department, managing several acquisitions and divestitures.
During 1986, Ms. Byerwalter managed five divestitures, representing a total purchase price of over $100 million with assets aggregating more than $5.0 billion.

     Based solely on a review of Forms 3, 4 and 5 (or written representations that no such reports were required) furnished to the Registrant and the Prior Partnership for, or with respect to, the year ended December 31, 1996, a Form 3 was not timely filed by each of Michael B. Yanney, Michael Thesing, William
S. Carter, George Kubat, Martin A. Massengale, Alan Baer and Gail Walling Yanney as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. In addition, a Form 5 was not timely filed by William S. Carter with respect to such year.

	    Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to AFCA pursuant to the terms of its limited partnership agreement during the year ended December 31, 1996, is described in Note 9 of the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

	    (b)	No manager or officer of America First Companies L.L.C. and no partner of AFCA owns any BUCs.

	    (c)	LB I Group, Inc. is the special limited partner of AFCA, with the right to become the managing general partner of AFCA, or to designate another corporation or other entity as the managing general partner, upon the happening of any of the following events: (1) the commission of any act which, in the opinion of LB I Group, Inc., constitutes negligence, misfeasance or breach of fiduciary duty on the part of the managing general partner; (2) the dissolution, insolvency or bankruptcy of the managing general partner or the occurrence of such other events which cause the managing general partner to cease to be a general partner under Delaware law; or, (3) the happening of an event which results in the change in control of the managing general partner whether by operation of law or otherwise.

	    There exists no other arrangement known to the Registrant, the operation of which may at any subsequent date result in a change in control of the
Registrant.

	    Item 13. Certain Relationships and Related Transactions. The general partner of the Fund is AFCA and the sole general partner of AFCA is America
First Companies L.L.C.

	    Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA, America First Companies, L.L.C. or with any person who is: (i) a manager or executive officer of America First Companies L.L.C. or any general partner of AFCA; (ii) a nominee for election as a manager of America First Companies L.L.C.; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

	    During 1996, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $1,101,966 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 9 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

     Pursuant to the Limited Partnership Agreement, AFCA is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $226,200 in 1996.

     AFCA received from property owners administrative fees of $26,280 for the year ended December 31, 1996. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

     AFCA is entitled to receive a property acquisition fee from the Registrant in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Registrant paid acquisition fees of $39,863 to AFCA during 1996.

     The general partner of the property partnership which owns Jefferson Place is principally owned by an employee of America First Companies L.L.C.. Such employee has a nominal interest in America First Companies L.L.C.. AFCA and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Registrant and the mortgage bond. The general partner did not receive cash distributions from the property partnership in 1996.

     The Registrant has entered into property management agreements with America First Properties Management Company, L.L.C. (the "Manager") with respect to the day-to-day operation of Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place and Avalon Ridge. Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4.5% to 5% of gross revenues. Because the Manager is an affiliate of AFCA, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or
(ii) the Manager's actual cost for providing such services. During the year ended December 31, 1996, the Registrant paid the Manager property management fees of $431,730.

 	                                   PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1A.	Financial Statements of the Registrant.  The following
     financial statements of the Registrant are included in response to Item 8 of this report:

		           Independent Accountants' Report.

		           Balance Sheets of the Registrant as of December 31, 1996, and
             December 31, 1995.

		           Statements of Income of the Registrant for the years ended
             December 31, 1996, December 31, 1995, and December 31, 1994.

		           Statements of Partners' Capital of the Registrant for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

		           Statements of Cash Flows of the Registrant for the years ended
             December 31, 1996, December 31, 1995, and December 31, 1994.

		           Notes to Financial Statements of the Registrant.

		           Schedule III--Real Estate and Accumulated Depreciation for the
             years ended December 31, 1996 and December 31, 1995.

		           B.	Financial Statements of Jefferson Place L.P. ("Jefferson").
     The following financial statements of Jefferson are included in response to Item 8 of this report:

		           1. Independent Auditors' Report.

		              Balance Sheets of Jefferson as of December 31, 1996 and
                December 31, 1995.

		              Statements of Income of Jefferson for the years ended
                December 31, 1996 and December 31, 1995.

		              Statements of Changes in Partners' Equity (Deficit) of
                Jefferson for the years ended December 31, 1996 and December
                31, 1995.

		              Statements of Cash Flows of Jefferson for the years ended
                December 31, 1996 and December 31, 1995.

		              Notes to Financial Statements of Jefferson.

		           2. Report of Independent Accountants'.

		              Balance Sheet of Jefferson as of December 31, 1994.

		              Statement of Operations of Jefferson for the year ended
                December 31, 1994.

		              Statement of Partners' Deficit of Jefferson for the year
                ended December 31, 1994.

		              Statement of Cash Flows of Jefferson for the year ended
                December 31, 1994.

		              Notes to Financial Statements of Jefferson.

		           C.	Financial Statements of Sunpointe Associates Limited
     Partnership ("Sunpointe").  The following financial statements of
     Sunpointe are included in response to Item 8 of this report:

		           Independent Auditors' Report.

		           Balance Sheets of Sunpointe as of December 31, 1996 and December
             31, 1995.

		           Statements of Income of Sunpointe for the years ended December
             31, 1996 and December 31, 1995.

		           Statements of Changes in Partners' Equity (Deficit) of Sunpointe
             for the years ended December 31, 1996 and December 31, 1995.

		           Statements of Cash Flows of Sunpointe for the years ended
             December 31, 1996 and December 31, 1995.

		           Notes to Financial Statements of Sunpointe.

			          2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedule is included in the Financial
    Statements filed in response to Item 8 hereof.

		           3.	Exhibits.  The following exhibits were filed as required by
    Item 14(c) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

			            3.	Articles of Incorporation and Bylaws of America First
            Fiduciary Corporation Number Eight (incorporated by reference to
            Form S-11 Registration Statement filed May 8, 1986, with the
            Securities and Exchange Commission by America First Tax Exempt
            Mortgage Fund 2 Limited Partnership (Commission File No. 33-5521)).

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

			            10(a).	$18,755,000 Washington State Housing Finance Commission
            Multifamily Housing Mortgage Revenue Note (Sunpointe Apartments
            Projects) Series 1987 (incorporated herein by reference to Form
            10-K dated December 31, 1987, filed pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 by America First Tax Exempt
            Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

			            10(b).	Lender Loan Agreement and Indenture of Trust among
            Washington State Housing Finance Commission, the Registrant and
            FirsTier Bank, National Association, dated September 1, 1987,
            (incorporated herein by reference to Form 10-K dated December 31,
            1987, filed pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2
            Limited Partnership (Commission File No. 0-15329)).

			            10(c).	Construction Loan Agreement between the Registrant and
            Sunpointe Associates Limited Partnership, dated September 1, 1987,
            (incorporated herein by reference to Form 10-K dated December 31,
            1987, filed pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2
            Limited Partnership (Commission File No. 0-15329)).

			            24.	Power of Attorney.

	    (b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First Apartment Investors L.P.:

We have audited the accompanying balance sheets of America First Apartment Investors L.P. (formerly America First Tax Exempt Mortgage Fund 2 Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1997                                    /s/Coopers & Lybrand L.L.P.





To the Partners
America First Apartment Investors L.P.:

Our report on the financial statements of America First Tax Exempt Mortgage Fund 2 Limited Partnership is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information required to be included therein.



Omaha, Nebraska
March 26, 1997                                    /s/Coopers & Lybrand L.L.P.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

                                                                                              Dec. 31, 1996       Dec. 31, 1995
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   2,021,860       $   1,912,560
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      31,566,526          31,566,526
 Investment in real estate, net of accumulated depreciation
  (and valuation allowance for 1995) (Note 6)                                                   30,199,846         25,890,570
 Interest receivable                                                                               186,320             196,601
 Other assets                                                                                      948,849              64,192
                                                                                             --------------      --------------
                                                                                             $  64,923,401       $  59,630,449
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                  $   1,454,694       $     683,013
  Bonds payable (Note 7)                                                                         2,750,000                -
  Line of credit (Note 8)                                                                        3,584,200                -
  Distribution payable (Note 3)                                                                    329,051             331,163
                                                                                             --------------      --------------
                                                                                                 8,117,945           1,014,176
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    4,038               7,553
  Beneficial Unit Certificate Holders
  ($10.90 per BUC in 1996 and $11.17 in 1995)                                                   56,801,418          58,608,720
                                                                                             --------------      --------------
                                                                                                56,805,456          58,616,273
                                                                                             --------------      --------------
                                                                                             $  64,923,401       $  59,630,449
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                             (Combined)
                                                                         --------------      --------------      --------------
Income
 Mortgage bond investment income (Note 5)                                $   2,107,486       $   2,234,610       $   2,452,200
 Rental income                                                               5,763,648           5,116,073           4,949,664
 Interest income on temporary cash investments                                  51,557              55,720              37,303
                                                                         --------------      --------------      --------------
                                                                             7,922,691           7,406,403           7,439,167
                                                                         --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 9)                                1,146,709             792,300             689,987
 Real estate operating expenses                                              3,047,804           2,359,827           2,397,067
 Depreciation                                                                1,165,059           1,197,490           1,183,588
 Interest expense                                                              118,382                -                   -
                                                                         --------------      --------------      --------------
                                                                             5,477,954           4,349,617           4,270,642
                                                                         --------------      --------------      --------------
Net income                                                               $   2,444,737       $   3,056,786       $   3,168,525
                                                                         ==============      ==============      ==============
Net income allocated to:
 General Partner                                                         $      36,098       $      42,543       $      43,521
 BUC Holders                                                                 2,408,639           3,014,243           3,125,004
                                                                         --------------      --------------      --------------
                                                                         $   2,444,737       $   3,056,786       $   3,168,525
                                                                         ==============      ==============      ==============
Net income per BUC                                                       $         .46       $         .57       $         .60
                                                                         ==============      ==============      ==============
Weighted average number of BUCs outstanding                                  5,228,895           5,245,623           5,245,623
                                                                         ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1993, TO DECEMBER 31, 1996

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses):
Balance at December 31, 1993                        $          969           5,245,623      $   60,337,907      $   60,338,876
Net income                                                  43,521                -              3,125,004           3,168,525
Cumulative effect of adopting SFAS 115:
 Unrealized losses on mortgage bonds
  available-for-sale (Note 2B)                                -                   -              8,748,474           8,748,474
Cash distributions paid or accrued (Note 3)
 Income                                                    (39,740)               -             (2,750,629)         (2,790,369)
 Return of capital                                            -                   -             (1,183,588)         (1,183,588)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1994                                 4,750           5,245,623          68,277,168          68,281,918
Net income                                                  42,543                -              3,014,243           3,056,786
Cash distributions paid or accrued (Note 3)
 Income                                                    (39,740)               -             (2,736,727)         (2,776,467)
 Return of capital                                            -                   -             (1,197,490)         (1,197,490)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1995                                 7,553           5,245,623          67,357,194          67,364,747
Net income                                                  36,098                -              2,408,639           2,444,737
Cash distributions paid or accrued (Note 3)
 Income                                                    (39,613)               -             (2,756,612)         (2,796,225)
 Return of capital                                            -                   -             (1,165,059)         (1,165,059)
Purchase of units                                             -                (33,456)           (294,270)           (294,270)
                                                    ---------------     ---------------     ---------------     ---------------
                                                             4,038           5,212,167          65,549,892          65,553,930
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses:
 Cumulative effect of adopting SFAS 115:
  Unrealized losses on mortgage bonds
   available-for-sale (Note 2B)                               -                   -             (8,748,474)         (8,748,474)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1994, 1995 and 1996                   -                   -             (8,748,474)         (8,748,474)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1996                        $        4,038           5,212,167      $   56,801,418      $   56,805,456
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                             (Combined)
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                                             $    2,444,737      $    3,056,786      $    3,168,525
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                             1,165,059           1,197,490           1,183,588
    Amortization                                                                 4,526                -                   -
    Decrease (increase) in interest receivable                                  10,281              (7,435)             44,775
    Decrease (increase) in other assets                                       (492,459)            (40,080)             12,683
    Increase (decrease) in accounts payable                                    771,681              27,189              (2,900)
                                                                        ---------------     ---------------     ---------------
 Net cash provided by operating activities                                   3,903,825           4,233,950           4,406,671
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                             (168,599)           (317,408)            (28,776)
 Acquisition of real estate                                                 (5,305,736)               -                   -
                                                                        ---------------     ---------------     ---------------
 Net cash used in investing activities                                      (5,474,335)           (317,408)            (28,776)
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         (3,963,396)         (3,973,957)         (3,973,957)
 Proceeds from line of credit                                                3,584,200                -                   -
 Proceeds from issuance of tax-exempt refunding bonds                        2,750,000                -                   -
 Bond issuance and line of credit costs paid                                  (396,724)               -                   -
 Purchase of units                                                            (294,270)               -                   -
                                                                        ---------------     ---------------     ---------------
 Net cash provided by (used in) financing activities                         1,679,810          (3,973,957)         (3,973,957)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                 109,300             (57,415)            403,938
Cash and temporary cash investments at beginning of year                     1,912,560           1,969,975           1,566,037
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year                      $    2,021,860      $    1,912,560      $    1,969,975
                                                                        ===============     ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                                 $       53,133      $         -         $         -
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1996

1. Organization

America First Apartment Investors, L.P. (the Partnership) was formed on March 7, 1996, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling or otherwise dealing with multifamily residential properties and other types of commercial real estate and interests therein. The Partnership commenced operations on August 20, 1996, when it merged with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership). Under the terms of the merger agreement, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. Unit holders of the Prior Partnership received one Beneficial Unit Certificate (BUC) of the Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The Partnership will terminate on December 31, 2016, unless terminated earlier under the provisions of its Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Four (AFCA 4).

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The accompanying 1996 consolidated financial statements include the combined accounts of the Partnership from August 20, 1996 (the Merger
    Date), through December 31, 1996, and the accounts of the Prior Partnership from January 1, 1996, until the Merger Date. Financial Statements for 1995 and 1994 include the accounts of the Prior Partnership.

    The consolidated financial statements include the accounts of the Partnership and its subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

    The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the fair value of the underlying collateral (see Note 2D).

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

    On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of adopting FAS 121, the Partnership wrote down the carrying value of each impaired property to estimated net realizable value thus eliminating the valuation allowance on real estate acquired. The carrying value of each property is periodically reviewed and adjusted when there are significant declines in the estimated net realizable value (see Note 2D).

    Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method. Subsequent to January 1, 1996, depreciation is calculated based on the adjusted carrying value of the properties.

    The adoption of FAS 121 did not have a material impact on the financial statements.

 D) Fair Value of Tax-Exempt Mortgage Bond Collateral and Real Estate Acquired The fair value of the underlying collateral for tax-exempt mortgage bonds and real estate acquired is based on management's best estimate of the net realizable value of the properties; however the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration.

 E) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $11,746,353 and $11,731,916 at December 31, 1996, and December 31, 1995, respectively.

 F) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 G) Net Income per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1996

 H) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, is not expected to have an impact on the Partnership's computation, presentation or disclosure of earnings per BUC.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds and for the allocation of income and expenses for tax purposes among AFCA 4 and BUC Holders. Income and expenses will be allocated to each BUC Holder on a monthly basis based on the number of BUCs held by each BUC Holder as of the last day of the month for which such allocation is to be made. Distributions of Net Operating Income and Net Sale Proceeds will be made to each BUC Holder of record on the last day of each distribution period based on the number of BUCs held by each BUC Holder as of such date.

Net Operating Income, as defined in the Limited Partnership Agreement, in each distribution period will be distributed 99% to the BUC Holders and 1% to AFCA 4.

The portion of Net Sale Proceeds, as defined in the Limited Partnership Agreement, will be distributed 100% to the BUC Holders.

Liquidation Proceeds, as defined in the Limited Partnership Agreement, remaining after repayment of any debts or obligations of the Partnership (including loans from AFCA 4) and after the establishment of any reserve AFCA 4 deems necessary, will be distributed to AFCA 4 and BUC Holders to the extent of positive balances in their capital accounts. Any remaining Liquidation Proceeds will be distributed in the same manner as the Net Sale Proceeds.

Cash distributions are presently made on a monthly basis but may be made quarterly or semiannually if AFCA 4 so elects. Cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,218,787 at December 31, 1996. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the mortgage bonds, real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

On July 10, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 50,000 BUCs of the Partnership in open market transactions. Through December 31, 1996, 33,456 BUCs had been acquired at a cost of $294,270.

5. Investment in Tax-Exempt Mortgage Bonds

The mortgage bonds are issued by various state and local governments, their agencies and authorities to finance the construction and/or permanent financing of income-producing real estate properties. However, the mortgage bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage bonds. The mortgage bonds are nonrecourse obligations of the respective owners of the properties. The sole source of funds to pay principal and interest on the mortgage bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1996

The mortgage bonds provide for the payment of base interest and for the payment of additional contingent interest out of a portion of the net cash flow of the properties, and out of a portion of the sale or refinancing proceeds from a property, subject to various priority payments. The principal of the mortgage bonds will not be amortized during the terms of the mortgage bonds, but will be required to be repaid in lump sum payments at the expiration of their terms. The Partnership has the right to require prepayment of any mortgage bond at any time after the tenth year of such mortgage bond and each mortgage bond will be prepaid to the Partnership by its terms on the first day of its thirteenth year. The mortgage bonds are due and payable upon the sale of a property. Accordingly, the Partnership has classified all such bonds as available-for-sale. The Partnership may waive compliance with any of the terms of the mortgage bonds.

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at December 31, 1996, are as follows:

                                                                                    Base                                Income
                                                        Number       Maturity   Interest             Carrying           Earned
  Property Name                     Location          of Units   	       Date       Rate(1)            Amount          in 1996
  -----------------------------     ---------------   --------   -------------   --------    -----------------     ------------
  Performing:
   Jackson Park Place               Fresno, CA           296          09/01/11      8.5%     $      8,760,000      $   744,600
                                                                                             -----------------     ------------
  Nonperforming:(2)
   Jefferson Place                  Olathe, KS           352          12/01/10      8.5%           12,800,000          919,717
   Avalon Ridge                     Renton, WA           356          09/01/11      8.5%           18,755,000          443,169
                                                                                             -----------------     ------------
                                                                                                   31,555,000        1,362,886
                                                                                             -----------------     ------------
                                                                                                   40,315,000      $ 2,107,486
  Unrealized holding losses                                                                        (8,748,474)     ============
                                                                                             -----------------
  Balance at December 31, 1996 (at estimated fair value)                                     $     31,566,526
                                                                                             =================


(1) In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership did not receive any additional contingent interest in 1996, 1995 or 1994.

(2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds was $1,319,289 for 1996, $1,192,165 for 1995, and $974,575 for 1994.

 									                                                                    For the		           For the		           For the
									                                                                  Year Ended	        	Year Ended	        	Year Ended
									                                                               Dec. 31, 1996		     Dec. 31, 1995		     Dec. 31, 1994
													                                                          ---------------     ---------------     ---------------
Reconciliation of the carrying amounts of the
 mortgage bonds is as follows:
 	Balance at beginning and end of year						                           $   40,315,000 	    $  	40,315,000 	    $   40,315,000
													                                                          ===============     ===============     ===============
The following summarizes the activity in the
 unrealized holding losses:
	 Balance at beginning and end of year							                          $    8,748,474 	    $    8,748,474 	    $    8,748,474
                                                                       ===============     ===============     ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1996

Unaudited combined condensed financial information of the properties collateralizing the Partnership's investment in tax-exempt mortgage bonds is as follows:

                                                                        Dec. 31, 1996       Dec. 31, 1995
                                                                       ---------------     ---------------
Assets
  Real estate                                                          $   25,235,016      $   26,604,596
  Restricted deposits and funded reserves                                     319,314             305,542
  Other assets                                                                319,593             321,726
                                                                       ---------------     ---------------
                                                                       $   25,873,923      $   27,231,864
                                                                       ===============     ===============
Liabilities and Partners' Capital
  Liabilities
    Mortgage and notes payable                                         $   43,660,000      $   43,750,000
    Accrued interest payable                                               11,407,628          10,094,128
    Other liabilities                                                       2,673,311           1,726,448
  Partners' Capital (Deficit)                                             (31,867,016)        (28,338,712)
                                                                       ---------------     ---------------
                                                                       $   25,873,923      $   27,231,864
                                                                       ===============     ===============

Rental income                                                          $    5,575,983      $    5,722,415
                                                                       ===============     ===============
Net loss                                                               $   (3,274,784)     $   (3,050,840)
                                                                       ===============     ===============

6. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following at December 31, 1996:

                                                                                     Building         Carrying         Carrying
                                                     Number                               and         Value at         Value at
  Property Name                 Location            of Units   	        Land     Improvements    Dec. 31, 1996    Dec. 31, 1995
  --------------------------    -----------------   --------     ------------   --------------   --------------   --------------
  Covey at Fox Valley(1)        Aurora, IL             216       $ 1,320,000    $  11,090,000    $  11,348,338    $  12,410,000
  The Exchange at Palm Bay      Palm Bay, FL        72,002(2)      1,150,318        5,006,913        4,605,062        6,157,231
  The Park at Fifty Eight(3),(5)Chattanooga, TN        196           231,113        4,122,226        4,353,339        2,688,474
  Shelby Heights                Bristol, TN            100           175,000        3,275,000        3,127,847        3,450,000
  Coral Point(1)                Mesa, AZ               336         2,240,000        8,960,000       11,200,000       11,200,000
  Park at Countryside(4),(5)    Port Orange, FL        120           647,000        2,598,454        3,245,454             -
                                                                                                --------------    -------------
                                                                                                   37,880,040       35,905,705
  Less accumulated depreciation                                                                    (7,680,194)      (6,515,135)
                                                                                                --------------    -------------
                                                                                                   30,199,846       29,390,570
  Less valuation allowance                                                                               -          (3,500,000)
                                                                                                --------------    -------------
  Balance at end of year                                                                        $  30,199,846     $ 25,890,570
                                                                                                ==============    =============


(1) Property is encumbered as described in Note 8.
(2) Represents square feet.
(3) Property is owned by Park at Fifty Eight Limited Partnership and consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996 for $1,914,598) (See Note 7).
(4) Property was acquired on December 30, 1996, for $3,245,454.
(5) Proforma financial information has not been presented as the impact is not significant to reported amounts.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1996

									                                                                     For the		           For the		           For the
									                                                                  Year Ended		        Year Ended		        Year Ended
									                                                               Dec. 31, 1996		     Dec. 31, 1995		     Dec. 31, 1994
														                                                         ---------------     ---------------     ---------------
Reconciliation of the carrying values of the
 real estate held is as follows:
 	Balance at beginning of year							                                  $  	29,390,570 	    $   30,270,652    	 $   31,425,464
   Capital improvements		                                               						168,599 		          317,408 		           28,776
   Acquisition of real estate                                               5,305,736                -                   -
   Write-down of impaired real estate                                      (3,500,000)               -                   -
   Depreciation								                                                    (1,165,059)		       (1,197,490)		       (1,183,588)
														                                                         ---------------     ---------------     ---------------
  Balance at end of year					                                          $  	30,199,846      $ 		29,390,570 	    $  	30,270,652
       														                                                  ===============     ===============     ===============
The following summarizes the activity in the
 valuation allowance:
 	Balance at beginning of year		        					                          $     3,500,000   	 $    	3,500,000     $    	3,500,000
   Write-down of impaired real estate                                       (3,500,000)               -                   -
                                                                       ----------------    ----------------    ----------------
  Balance at end of year                                               $          -        $     3,500,000     $     3,500,000
                                                                       ================    ================    ================

7.  Bonds Payable

On May 16, 1996, the Partnership received proceeds of $2,750,000 through the offering of multifamily housing revenue refunding bonds on The Park at Fifty Eight. The bonds were rated "A" by Standard and Poor's Corporation and bear interest at an effective rate of 6.65%. Annual principal payments, ranging from $50,000 to $210,000, are due each March. The final payment of principal is due on March 1, 2021. Accrued interest is payable semi-annually in March and September. The bonds are collateralized by The Park at Fifty Eight. Principal maturities on the bonds payable are as follows:

            Year                Amount
         ----------          ------------
            1997             $    80,000
            1998                  50,000
            1999                  50,000
            2000                  55,000
            2001                  60,000
         Thereafter            2,455,000
                             ------------
                             $ 2,750,000
                             ============

8.  Line of Credit

The Partnership entered into a $15 million revolving loan credit agreement (the Line of Credit) with The First National Bank of Boston (the Bank). The Line of Credit will provide interim financing for the acquisition of multifamily residential properties. It expires on December 19, 1997; however, the maturity date may be extended one year if certain conditions are met. The Line of Credit bears interest, which is payable monthly, at 1/2% above the Bank's base rate (8.75% as of and for the year ended December 31, 1996). In addition, the Partnership pays a facility fee of 1/4 of 1% on the unused portion of the line which is payable quarterly in arrears. The Line of Credit is collateralized by Covey at Fox Valley and Coral Point; however, the Partnership may substitute other real estate owned as collateral, subject to the approval of the Bank. The Partnership had borrowings of $3,584,200 against the Line of Credit and had $11,415,200 of available unused credit as of December 31, 1996. The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1996

9.	 Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The capitalized costs were incurred in connection with the offering of multifamily housing revenue refunding bonds and the acquisition of properties. The amount of such expenses reimbursed to AFCA 4 or an affiliate are shown below. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at the end of each year.

									                                                                        1996		              1995		              1994
                                                                       ---------------     ---------------     ---------------
Reimbursable salaries and benefits							                              $      482,635 	    $      370,211 	    $      270,973
Costs capitalized by the Partnership                                          199,060                -                   -
Restructuring costs                                                           186,385                -                   -
Investor services and custodial fees								                                   60,199 		           51,664            		48,653
Professional fees and expenses								                                         56,325 		           40,360 		           46,180
Other expenses								                                                         33,564 		           27,088             	29,616
Registration fees							                                                      	24,466            		18,037 		           17,912
Insurance								                                                              23,030            		19,136              14,014
Report preparation and distribution			                                    					16,017            		16,854            		19,891
Consulting and travel expenses					                                          			9,970            		 3,936            		11,097
Telephone								                                                               8,363 		            8,729 		            7,538
Stock certificates                                                              1,952                -                   -
													                                                          ---------------     ---------------     ---------------
								                                                               $    1,101,966 	    $      556,015 	    $     	465,874
                                                                       ===============     ===============     ===============

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $226,200 in each of the years ended December 31, 1996, 1995 and 1994.

AFCA 4 received from property owners administrative fees of $26,280 in 1996 and $8,066 in 1995. AFCA 4 did not receive any administrative fees from property owners in 1994. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Partnership paid acquisition fees of $39,863 to AFCA 4 during 1996. No such fees were paid to AFCA 4 during 1995 or 1994.

The general partner of the property partnership which owns Jefferson Place is principally owned by an employee of an affiliate of AFCA 4. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership and the mortgage bond. The general partner did not receive cash distributions from the partnership in 1996, 1995 or 1994.

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place and Avalon Ridge. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis and amounted to $431,730 in 1996, $382,143 in 1995 and $297,836 in 1994.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1996

10. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in tax-exempt mortgage bonds: Fair value is based on management's best estimate of the net realizable value of the underlying collateral of the bonds. See Note 2D.

  Bonds payable: Fair value is based on estimated future cash flows discounted using the quoted market rate, from an independent source, of similar obligations.

  Line of Credit: Given the short-term nature of the Line of Credit as well as its variable rate of interest, fair value approximates carrying value.

                                                  At December 31, 1996                    At December 31, 1995
                                          -----------------------------------     -----------------------------------
                                                Carrying           Estimated            Carrying           Estimated
                                                  Amount          Fair Value              Amount          Fair Value
                                          ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments       $    2,021,860      $    2,021,860      $    1,912,560      $    1,912,560
Investment in tax-exempt mortgage bonds       31,566,526          31,566,526          31,566,526          31,566,526
Bonds payable                                  2,750,000           2,812,869                -                   -
Line of Credit                                 3,584,200           3,584,200                -                   -

11.	Summary of Unaudited Quarterly Results of Operations

							                                                     First		            Second		             Third		            Fourth
From January 1, 1996 to December 31, 1996		           				Quarter	           	Quarter		           Quarter		           Quarter
													                                      ---------------     ---------------     ---------------     ---------------
Total income					                                  $   	1,903,369    	 $    1,957,324    	 $   	1,978,146    	 $    2,083,852
Total expenses		                                   				(1,254,579)	        (1,362,323)	       	(1,463,702)		       (1,397,350)
													                                      ---------------     ---------------     ---------------     ---------------
Net income					                                    $      648,790  	   $      595,001    	 $      514,444    	 $     	686,502
													                                      ===============     ===============     ===============     ===============
Net income per BUC					                            $          .12    	 $         	.11    	 $ 	        .10    	 $       	  .13
													                                      ===============     ===============     ===============     ===============
Market Price per BUC(1)
 High sale						                                          9-3/4 		            9-3/4 		            9-1/2 		            9-3/8
 Low sale						                                           8-1/2   		          8-3/4 		            7-3/4             		8-3/8
													                                      ===============     ===============     ===============     ===============

(1) The market price per share information includes that of America First Apartment Investors L.P. from August 20, 1996 (the Merger Date), through December 31, 1996, and America First Tax Exempt Fund 2 Limited Partnership for periods prior to the Merger Date.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1996

							                                                     First		            Second		             Third		            Fourth
From January 1, 1995 to December 31, 1995		           				Quarter	           	Quarter		           Quarter		           Quarter
													                                      ---------------     ---------------     ---------------     ---------------
Total income					                                  $   	1,960,471    	 $    1,779,901    	 $   	1,797,012    	 $    1,869,019
Total expenses		                                   				(1,088,051)	         	(918,865)	       	(1,171,816)		       (1,170,885)
													                                      ---------------     ---------------     ---------------     ---------------
Net income					                                    $      872,420  	   $      861,036    	 $      625,196    	 $     	698,134
													                                      ===============     ===============     ===============     ===============
Net income per BUC					                            $          .16    	 $         	.16    	 $ 	        .12    	 $       	  .13
													                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale						                                          8-1/2 		            8-59/64 		            9-1/4 		            9-3/8
 Low sale						                                           7-3/4   		          8-1/8 		              8-1/8             		8-1/2
													                                      ===============     ===============     ===============     ===============

The BUCs are quoted on the NASDAQ Stock Market under the symbol APROZ. Prior to the Merger Date, the BUCs were quoted under the symbol ATAXZ. The high and low quarterly prices of the BUCs shown represent the final sales prices and were compiled from the Monthly Statistical Reports provided to the Partnership by the National Association of Securities Dealers, Inc.

12. Subsequent Event

On March 13, 1997, the Partnership received proceeds of $3,450,000 through the offering of multifamily housing revenue refunding bonds on Shelby Heights.
The bonds were rated "AA" by Standard and Poor's Corporation, bear interest at an effective rate of 6.1%, and have a 25-year maturity. Proceeds from the offering were used to pay down the Line of Credit.

Schedule III

AMERICA FIRST APARTMENT INVESTORS, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

								                                                                                                  Costs Capitalized
					                                                                            Initial Cost			              Subsequent
                             Description			 		                                  to Partnership			           to Acquisition
------------------------------------------------------------------------   -------------------------   ------------------------
                                                                                    		 				Building	      Building
						                                                                                       and	           and		      Carrying
Property	                  Location	          # of Units	   Encumbrances	        Land	 	 Improvements	  Improvements	 	   Costs
------------------------   ---------------   ------------   ------------   -----------   ------------   ------------   --------
Covey at Fox Valley	       Aurora, IL	          216 	            (a)	      $1,320,000  	 $11,090,000 	  $      -       $  -
The Exchange at Palm Bay	  Palm Bay, FL	     72,002 sq ft	       (a)	       1,150,318  		  4,349,682 	      657,231 	 	   -
The Park at Fifty Eight	   Chattanooga, TN	      96 	            (a)	         135,000  		  2,553,474 	         -         	-
Shelby Heights	            Bristol, TN	         100 	            (a)	         175,000  		  3,275,000 	         -         	-
Coral Point	               Mesa, AZ	            336 	            (a)	       2,240,000  		  8,960,000 	         -         	-
                                                                           -----------   ------------   ------------   --------
				                                                                       $5,020,318    $30,228,156	   $   657,231		  $  -
																                                                           ===========   ============   ============   ========

                               Gross Amount at December 31, 1995
                           -----------------------------------------
                                           Building		                  Accumulated			                                  Which
						                                       and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                        Land	   Improvements	      (b),(c)	           (d)	   Construction	  Acquired	   is Computed
------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	       $1,320,000  	 $11,090,000 	  $12,410,000 	  $ 2,822,904  	      1989	       1989	     27.5 years
The Exchange at Palm Bay	   1,150,318  	   5,006,913 	    6,157,231 	    1,290,777  	      1988	       1990	     31.5 years
The Park at Fifty Eight	      135,000  	   2,553,474 	    2,688,474 	      433,318  	      1987	       1991	     27.5 years
Shelby Heights	               175,000  	   3,275,000 	    3,450,000 	      540,872  	      1987	       1991	     27.5 years
Coral Point	                2,240,000  	   8,960,000 	   11,200,000 	    1,427,264  	      1987	       1991	     27.5 years
                           -----------   ------------   ------------   ------------
				                       $5,020,318	   $30,885,387	   $35,905,705	   $ 6,515,135
																           ===========   ============   ============   ============

(a) The Partnership has no encumbrances against these properties.
(b) Reconciliation of Real Estate:

                                 		        		1995
                                   ---------------
Balance - beginning of year			     $   35,588,297
Acquisitions			                              -
Improvements			                           317,408
Carrying costs			                            -
                                   ---------------
Balance - end of year			           $   35,905,705
									                          ===============

(c) As of December 31, 1995, the aggregate cost of the Partnership's investment in real estate for federal income tax purposes amounted to $29,552,897.

(d) Reconciliation of Accumulated Depreciation:

				                                         1995
                                   ---------------
Balance - beginning of year			     $    5,317,645
Depreciation expense			                 1,197,490
                                   ---------------
Balance - end of year			           $    6,515,135
                                   ===============
































































Schedule III

AMERICA FIRST APARTMENT INVESTORS, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996


								                                                                                              Costs Capitalized
					                                                                        Initial Cost			              Subsequent
                            Description			 	                                to Partnership			           to Acquisition
---------------------------------------------------------------------  -------------------------   ------------------------
                                                                                		 				Building	      Building
						                                                                                   and	           and		         Carrying
Property	                 Location	         # of Units	  Encumbrances	       Land	 	 Improvements	  Improvements	 	      Costs
------------------------  ---------------  ------------  ------------  -----------   ------------   ------------   ------------
Covey at Fox Valley	      Aurora, IL	         216 	           (a)	     $1,320,000  	 $11,090,000 	  $      -       $      -
The Exchange at Palm Bay	 Palm Bay, FL	    72,002 sq ft       (b)	      1,296,002(d)   4,349,682 	      825,830 	 	       -
The Park at Fifty Eight   Chattanooga, TN	    196 	           (c)	        231,113(e)	  2,553,474 	    1,818,485           -
Shelby Heights	           Bristol, TN	        100 	           (a)	        175,000  		  3,275,000 	         -         	    -
Coral Point	              Mesa, AZ	           336 	           (b)	      2,240,000  		  8,960,000 	         -             	-
Park at Countryside       Port Orange, FL     120             (b)         647,000      2,598,454           -              -
                                                                        -----------   ------------   ------------   ------------
				                                                                    $5,909,115    $32,826,610	   $ 2,644,315		  $     -
																                                                        ===========   ============   ============   ============

                               Gross Amount at December 31, 1996
                           -----------------------------------------
                                           Building		                  Accumulated			                                  Which
						                                       and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                        Land	   Improvements	      (f),(g)	           (h)	   Construction	  Acquired	   is Computed
------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	       $1,320,000  	 $10,028,338 	  $11,348,338 	  $ 3,174,388  	      1989	       1989	     27.5 years
The Exchange at Palm Bay	   1,296,002  	   3,309,060 	    4,605,062 	    1,540,765  	      1988	       1990(d)   31.5 years
The Park at Fifty Eight	      231,113  	   4,122,226 	    4,353,339 	      566,028  	      1987	       1991(e)   27.5 years
Shelby Heights	               175,000  	   2,952,847 	    3,127,847 	      645,930  	      1987	       1991	     27.5 years
Coral Point	                2,240,000  	   8,960,000 	   11,200,000 	    1,753,083  	      1987	       1991	     27.5 years
Park at Countryside           647,000      2,598,454      3,245,454           -            1983        1996      27.5 years
                           -----------   ------------   ------------   ------------
				                       $5,909,115	   $31,970,925	   $37,880,040	   $ 7,680,194
																           ===========   ============   ============   ============

(a) The encumbrance represents the borrowing on a line of credit with The First National Bank of Boston which is collateralized by these properties. The line of credit bears interest at 1/2% above of The First National Bank of Boston's Base Rate (8.75% at December 31, 1996) and expires on December 31, 1997.
(b) The Partnership has no encumbrances against these properties.
(c) The encumbrance represents bonds payable originated by the Partnership through the issuance of tax-exempt refunding bonds of $2,750,000 collateralized by this property. The bonds bear interest at an effective rate of 6.65%. The final payment of principal is due on March 1, 2021.
(d) Land with a cost of $1,150,318 and $145,684 was acquired in 1990 and 1996, respectively.
(e) Land with a cost of $135,000 and $96,113 was acquired in 1991 and 1996, respectively.

(f) Reconciliation of Real Estate:

                                      	     	        		1996
                                             ---------------
Balance - beginning of year			               $   35,905,705
Acquisitions			                                   5,305,736
Improvements			                                     168,599
Write-down of impaired real estate(1)            (3,500,000)
                                             ---------------
Balance - end of year			                     $   37,880,040
									                                    ===============

(1) On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). As a result of adopting FAS 121, the Partnership wrote down the carrying value of each impaired property to estimated net realizable value thus eliminating the valuation allowance on real estate acquired.

(g) As of December 31, 1996, the aggregate cost of the Partnership's investment in real estate for federal income tax purposes amounted to $34,071,705.
(h)	Reconciliation of Accumulated Depreciation:

				                                         1996
                                   ---------------
Balance - beginning of year			     $    6,515,135
Depreciation expense			                 1,165,059
                                   ---------------
Balance - end of year			           $    7,680,194
                                   ===============

                            JEFFERSON PLACE, L.P.
                      (A Missouri Limited Partnership)

                            FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1995




































                      T A B L E   O F   C O N T E N T S

	                                                                      PAGE


REPORT OF CERTIFIED PUBLIC ACCOUNTANTS ON
	THE FINANCIAL STATEMENTS			                                            1

FINANCIAL STATEMENTS

		BALANCE SHEETS			                                                     2

		STATEMENTS OF INCOME			                                               3

		STATEMENTS OF CHANGES IN PARTNERS'
			EQUITY (DEFICIT)			                                                  4

		STATEMENTS OF CASH FLOWS			                                           5

NOTES TO FINANCIAL STATEMENTS			                                        6-9

























































To the Partners
Jefferson Place, L.P.
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Jefferson Place, L.P., (a Missouri Limited Partnership) (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of December 31, 1996 and 1995, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership has experienced recurring losses from operations and has a working capital deficiency and a net capital deficiency that raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



January 31, 1997	                   /s/Mueller, Prost, Purk & Willbrand, P.C.
                                       Certified Public Accountants

                             FINANCIAL STATEMENTS






































JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

      	                                                                                             1996	               1995
                                                                                           --------------     ---------------
ASSETS
 Current Assets
 	Cash		                                                                                   $   		121,353	     $    		108,614
	 Tenant accounts receivable				                                                                  14,315			            3,042
 	Prepaid expenses				                                                                            22,402			           22,293
                                                                                           --------------     ---------------
				Total Current Assets				                                                                     158,070			          133,949
                                                                                           --------------     ---------------
 Funded Deposits Held in Trust
 	Security deposits				                                                                           27,211			           16,438
                                                                                           --------------     ---------------
 Restricted Deposits and Funded Reserves
 	Taxes and insurance escrow				                                                                  39,407			           34,214
                                                                                           --------------     ---------------
 Property and Equipment
 	Land				                                                                                       339,063			          339,063
 	Buildings				                                                                               10,894,462			       10,894,462
 	Equipment				                                                                                  398,521			          398,521
                                                                                           --------------     ---------------
				Total Property and Equipment				                                                          11,632,046			       11,632,046
 	Less: Accumulated depreciation				                                                          (6,099,164)			      (5,521,434)
                                                                                           --------------     ---------------
				Net Property and Equipment 				                                                            5,532,882			        6,110,612
                                                                                           --------------     ---------------
 Other Assets
 	Utility Deposits				                                                                             2,250			            2,250
                                                                                           --------------     ---------------
				Total Assets		                                                                         $	  5,759,820	     $	  	6,297,463
                                                                                           ==============     ===============

LIABILITIES
 Current Liabilities
 	Accounts payable		                                                                       $	    	36,622	     $		       -
 	Other accrued expenses				                                                                      14,406			           12,623
 	Prepaid rent				                                                                                 7,918			           17,943
 	Accrued real estate taxes				                                                                   61,250			           58,222
 	Accrued interest payable				                                                                 3,493,114			        3,116,962
                                                                                          ---------------     ---------------
				Total Current Liabilities				                                                              3,613,310			        3,205,750
                                                                                          ---------------     ---------------
 Deposit Liabilities
 	Security deposits				                                                                           64,623			           53,872
                                                                                          ---------------     ---------------
 Long-Term Liabilities
 	Mortgage payable 				                                                                       12,800,000			       12,800,000
 	Accrued administrative fees				                                                                755,019			          679,219
                                                                                          ---------------     ---------------
				Total Long-Term Liabilities				                                                           13,555,019			       13,479,219
                                                                                          ---------------     ---------------
 				Total Liabilities				                                                                    17,232,952			       16,738,841
                                                                                          ---------------     ---------------
PARTNERS' EQUITY (DEFICIT)
	General partner				                                                                             (73,727)			         (63,409)
	Limited partners				                                                                        (11,399,405)			     (10,377,969)
                                                                                          ---------------     ---------------
				Total Partners' Equity (Deficit)			                                                      (11,473,132)	      	(10,441,378)
                                                                                          ---------------     ---------------
				Total Liabilities and
				  Partners' Equity (Deficit)		                                                        $		  5,759,820	     $	  	6,297,463
                                                                                          ===============     ===============

The Notes to Financial Statements are an integral part of this statement.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                    1996	               1995
                                                                                          ---------------     ---------------
Income
	Rental income		                                                                          $		  1,669,087	     $  		1,603,103
	Interest income				                                                                              11,360		           	10,903
	Other income				                                                                                 99,162			           95,944
	Income from forfeited security deposits				                                                      16,883			           15,567
                                                                                          ---------------     ---------------
				Total Income				                                                                           1,796,492			        1,725,517
                                                                                          ---------------     ---------------
Expenses
	Operating Expenses
		Salaries and wages				                                                                         195,447			          186,022
		Real estate taxes				                                                                          122,499			          116,444
		Insurance				                                                                                   27,734			           27,007
		Utilities				                                                                                  152,644			          144,925
		Professional fees				                                                                            9,736			           11,052
		Advertising and promotional fees				                                                            29,618			           34,090
                                                                                          ---------------     ---------------
				Total Operating Expenses 				                                                                537,678			          519,540
                                                                                          ---------------     ---------------
	Maintenance Expenses
		Repairs and maintenance				                                                                    180,241			          184,491
		Security				                                                                                     5,880			            5,824
		Cleaning				                                                                                     9,417			            8,603
		Supplies				                                                                                    20,748			           23,816
                                                                                          ---------------     ---------------
				Total Maintenance Expenses 				                                                              216,286			          222,734
                                                                                          ---------------     ---------------
	Management Expenses
		Administrative and office				                                                                   23,772			           24,358
		Management fees				                                                                             89,436			           83,866
                                                                                          ---------------     ---------------
				Total Management Expenses				                                                                113,208			          108,224
                                                                                          ---------------     ---------------
	Mortgage Interest Expense				                                                                 1,294,544			        1,276,370
                                                                                          ---------------     ---------------
	Other Expenses
		Administrative fees		                                                                    		     88,800	      		     88,800
		Depreciation				                                                                               577,730			          578,958
                                                                                          ---------------     ---------------
				Total Other Expenses				                                                                     666,530			          667,758
                                                                                          ---------------     ---------------
				Total Expenses				                                                                         2,828,246			        2,794,626
                                                                                          ---------------     ---------------
    Net Loss		                                                                            $		 (1,031,754)	    $ 		(1,069,109)
                                                                                          ===============     ===============

The Notes to Financial Statements are an integral part of this statement.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                            	Limited Partners
                                        --------------------------------------------------------------------------------------
                                           Special        Class A
                                General    Limited        Limited
                                Partner    Partner        Partner            Class B Limited Partners
	                           ----------- ---------- -------------- ----------------------------------------------
                                           Liberty        Liberty                                         Chase          Total
                                    JHC Associates     Tax Credit  DRI Equity    Mark D.   Susan L.  Properties,       Limited
                            Corporation   IV, L.P. Plus III, L.P. Corporation      Rose       Rose          Inc.      Partners
                            ----------- ---------- -------------- ----------- ---------- ---------- ------------ -------------
Balance, December 31, 1994		$ 	(52,718)	$	(52,718)	$	 (3,781,735)	$  	78,470	 $(280,988)	$(280,988)	$(5,001,592)	$ (9,319,551)

Net Loss for the year				      (10,691)			(10,691)			   (908,743)		  	(1,390)	  	(6,949)		  (6,949)		  (123,696)			(1,058,418)
									                   ----------- ---------- -------------- ----------- ---------- ---------- ------------ -------------
Balance, December 31, 1995			 	(63,409)			(63,409)			 (4,690,478)			  77,080 		(287,937)		(287,937)		(5,125,288)	 (10,377,969)

Net Loss for the year				      (10,318)			(10,318)			   (876,991)			  (1,341)	  	(6,706)		  (6,706)			 (119,374)			(1,021,436)
									                   ----------- ---------- -------------- ----------- ---------- ---------- ------------ -------------
Balance, December 31, 1996		$ 	(73,727)	$	(73,727)	$	 (5,567,469)	$	  75,739	 $(294,643)	$(294,643)	$(5,244,662)	$(11,399,405)
									                   =========== ========== ============== =========== ========== ========== ============ =============
Partners' Percentage of
  Partnership Losses				          1.00%			   1.00%			      85.00%			    0.13%		    0.65%			   0.65%		     11.57%			     99.00%
                            =========== ========== ============== =========== ========== ========== ============ =============

                                    Total
                                 Partners'
                                  Deficit
                            --------------
Balance, December 31, 1994		$ 	(9,372,269)

Net Loss for the year				   		 (1,069,109)
									                   --------------
Balance, December 31, 1995				(10,441,378)

Net Loss for the year				   		 (1,031,754)
									                   --------------
Balance, December 31, 1996		$	(11,473,132)
									                   ==============
Partners' Percentage of
  Partnership Losses				    		     100.00%
                            ==============

The Notes to Financial Statements are an integral part of this statement.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

	                                                                                                   1996	               1995
                                                                                          ---------------     ---------------
Cash Flows from Operating Activities
	Net loss		                                                                               $		 (1,031,754)	    $		 (1,069,109)
	Adjustments to reconcile net loss to net cash provided
		by operating activities
			Depreciation				                                                                              577,730			          578,958
			Change in assets - (increase) decrease
				Tenant accounts receivable				                                                               (11,273)			          (1,932)
				Property tax refund receivable				                                                              -			               8,139
				Prepaid expenses				                                                                            (109)			            (352)
			Change in liabilities - increase (decrease)
				Accounts payable				                                                                          36,622			             -
				Other accrued expenses				                                                                     1,783			           (5,979)
				Prepaid rent				                                                                             (10,025)			          13,605
				Accrued real estate taxes				                                                                  3,028			           10,897
				Accrued interest payable				                                                                 376,152			          412,612
				Security deposits				                                                                         10,751			            5,186
				Accrued administrative fees				                                                               75,800			           77,800
                                                                                          ---------------     ---------------
				Total Adjustments				                                                                      1,060,459			        1,098,934
                                                                                          ---------------     ---------------
    Net Cash Provided by Operating Activities			                                                  28,705			           29,825
                                                                                          ---------------     ---------------
Cash Flows from Financing Activities
	Net deposit and withdrawals in restricted deposits and
		funded reserves				                                                                            (15,966)			          (3,155)
                                                                                          ---------------     ---------------
				Net Cash Used by Financing Activities				                                                    (15,966)			          (3,155)
                                                                                          ---------------     ---------------
Net Increase in Cash				                                                                          12,739			           26,670
Cash - Beginning of Year				                                                                     108,614			           81,944
                                                                                          ---------------     ---------------
Cash - End of Year		                                                                      $		    121,353	     $		    108,614
                                                                                          ===============     ===============

The Notes to Financial Statements are an integral part of this statement.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Jefferson Place, L.P., a Missouri Limited Partnership, (the "Partnership"), was formed on April 18, 1985, pursuant to the terms of an Agreement of Limited Partnership for the purpose of acquiring and operating the Jefferson Place Apartments complex (the "Project"), a 352-unit apartment complex located in Olathe, Kansas. The Partnership will dissolve on December 31, 2033, unless sooner dissolved pursuant to any provision of the Partnership agreement.

On October 1, 1990, pursuant to the Second Amended and Restated Agreement of Limited Partnership, DRI Equity Corporation withdrew from the Partnership as general partner and became a Class B limited partner with a .13% interest. DRI assigned its interest to JHC Corporation as the general partner with a 1% interest. Liberty Associates IV L.P. is the Partnership's special limited partner with a 1% interest and has the authority, among other things, to remove the general partner under certain circumstances and to consent to the sale of the Partnership's assets. The Partnership has three other Class B limited partners, Mark D. Rose (.65%), Susan L. Rose (.65%), and Chase Properties, Inc., a Missouri corporation (11.57%), as well as a Class A limited partner, Liberty Tax Credit Plus III L.P., a Delaware limited partnership who owns an 85% interest.

NOTE 2 	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting. The Partnership also reports its operating results for income tax purposes on the accrual basis. No provision for income taxes is made because any liability for income taxes is that of the individual partners and not that of the Project.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

Security Deposits

The security deposit liability exceeds the security deposit cash account by $37,412 and $37,434 as of December 31, 1996 and 1995, respectively. Management has stated that this deficiency will be funded from the operating cash account as cash flow becomes available.

Bad Debts

The Partnership records bad debts using the direct write off method which is not materially different from the allowance method. No bad debt expense was recorded for the years ended December 31, 1996 and 1995.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized to the property accounts while replacements, maintenance and repairs which do not improve or extend the useful life of the respective assets are expensed currently.

Depreciation is calculated using the straight-line method over estimated useful lives ranging from 5 to 19 years. The total depreciation expensed for 1996 and 1995 was $577,730 and $578,958, respectively.

Concentration of Credit Risk

The Partnership maintains the majority of its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996 and 1995, the Partnership's uninsured cash balances totaled $20,992 and $16,585, respectively.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 3	STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash includes cash and security deposits.

Cash paid during the years for:	           1996	           1995
                                     -----------     -----------
Interest		                           $		918,392	     $		863,758


NOTE 4	RESTRICTED DEPOSITS AND FUNDED RESERVES

Taxes and insurance escrow reserves, consisting of money market funds, are maintained under the control of the mortgage note holder for the benefit of the Partnership and in an interest-bearing account with a federally insured financial institution.

Disbursements from the escrow are for real estate taxes and insurance premiums. Interest earned on the funds is transferred to the operating cash account quarterly.

NOTE 5	MORTGAGE PAYABLE

The Partnership financed the construction of the Project with Multi-Family Housing Revenue Notes ("Notes") issued by the City of Olathe, Kansas ("City") in the face amount of $12,800,000. On December 1, 1986, the Notes were purchased by America First Tax-Exempt Mortgage Fund 2 Limited Partnership ("America First"). The Notes are nonrecourse obligations of the owners of the Partnership. The Notes are not an obligation to the City, nor is the taxing power of the City pledged to the payment of principal and interest on the Notes. The net cash flow of the Partnership and the proceeds from the sale or refinancing of the Partnership are the sole source of funds to pay principal and interest on the Notes. The Notes are collateralized by all real and personal property of the Partnership and an assignment of rents. The principal balance of the Notes is due in a lump sum on December 1, 2010. Base interest on the Notes accrues at 8.5% per annum.

In connection with the reorganization of the Partnership on October 1, 1990, the terms of the Notes were amended pursuant to a mortgage modification agreement. The mortgage modification agreement was to induce America First to waive defaults under the original Note and to induce the new limited partners to infuse additional capital. The mortgage modification agreement provides, among other provisions, for the following:

1) America First agrees not to declare a default under the Notes, mortgage and related documents during the term of the modification agreement, which expires December 31, 2002.

2) America First agrees to accept the monthly cash flow from the Partnership as partial payment of base interest. If the monthly cash flow is less than the amount of base interest due for each month, the unpaid base interest accrues and will be paid from excess cash flow in future months. The difference between the base interest on the Notes and the payments to America First from available monthly cash flow will bear interest at 8.5% per annum until paid. For the years ended December 31, 1996 and 1995, mortgage interest expense included additional interest on accrued base interest of $206,542 and $188,370, respectively.

3) The mortgage modification agreement also specifies the allocation of sale or refinancing proceeds of the Partnership among the partners and payment of accrued interest to America First.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 6	ACCRUED INTEREST PAYABLE

Accrued interest payable as of December 31, 1996 and 1995, consisted of the following:

                                                  	1996	             1995
                                           -------------     -------------
Accrued interest payable on bond		         $		2,503,804	     $		2,334,194
Accrued interest on unpaid interest				         989,310			        782,768
                                           -------------     -------------
Total Accrued Interest Payable		           $		3,493,114	     $		3,116,962
                                           =============     =============

NOTE 7	CONTINGENT INTEREST

In addition to base interest, the Notes provide for the payment of additional contingent interest that is payable only to the extent the Partnership generates excess net cash flows or from the sale or refinancing proceeds of the Partnership, subject to various priority payments. Contingent interest during the construction period (December 1, 1986 through August 31, 1987) at 3.5% per annum totaled $118,890. Contingent interest at 4.5% per annum, excluding contingent construction period interest, totaled $4,800,000 through December 31, 1996 and 1995, respectively. Contingent interest amounts have not been accrued in the accompanying financial statements.

NOTE 8	RELATED PARTY TRANSACTIONS

Management Fees

On May 1, 1993, America First Properties Management, Inc., an affiliate of the general partner, took over management of the Partnership. Their fee is 5% of collected receipts, effective July, 1995. Management fees for 1996 and 1995 were $89,436 and $83,866, respectively. The Partnership owed America First Properties Management, Inc. $7,666 and $4,564 at December 31, 1996 and 1995, respectively.

Administrative Fees

Under the terms of the Notes, the Partnership accrues administrative fees of $6,400 per month to an affiliate of America First. Under the terms of the Second Amended and Restated Agreement of Limited Partnership, the Partnership accrues additional administrative fees of $1,000 per month to Liberty Associates IV, L.P. Administrative fees totaled $88,800 for each year. Accrued and unpaid administrative fees totaled $755,019 and $679,219 at December 31, 1996 and 1995, respectively.

Administrative fees payable to America First are to be paid solely from the proceeds of a sale or refinancing. Administrative fees payable to Liberty Associates IV, L.P. are paid from excess cash flow after the payment of all operating expenses except interest.

NOTE 9	CONTINGENCIES

Pursuant to a Tax Credit Guaranty Agreement signed on October 1, 1990, the Partnership and America First guarantee Liberty Tax Credit Plus III, L.P. ("Liberty") specified minimum amounts of tax credits to be generated by the Partnership through the rental of apartments to qualified tenants. If the Partnership fails to generate tax credits of approximately $131,000 annually for years 1991 through 1997 for the benefit of Liberty, America First and the Partnership will be required to pay Liberty an amount equal to $.633 for each $1 of credits below the specified minimum amounts.

Tax credits generated by the Partnership in 1996 and 1995 were in excess of the minimum amount of such credits specified in the Tax Credit Guaranty Agreement.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10	GOING CONCERN CONSIDERATIONS

The Partnership's operations have produced a cumulative deficit of $11,473,132 and $10,441,378 for the years ended December 31, 1996 and 1995, respectively, since commencement of rental operations in 1985, as well as recurring operating losses. The considerations raise substantial doubt about the Partnership's ability to continue as a going concern. Management has addressed this concern by implementing an operating plan designed to reposition the Project and substantially increase long-term cash flow from operations. This plan includes: (1) investment of a significant portion of property cash flow in upgrading and improving the condition and appearance of the Project; and (2) implementation of stringent resident qualification standards designed to improve the resident profile and, ultimately, property operations. In addition, management is also considering reissuance of the bonds at lower interest rates so that the Project can support monthly interest payments.

                            JEFFERSON PLACE, L.P.


                             REPORT ON AUDIT OF
                            FINANCIAL STATEMENTS
                             for the year ended
                             December 31, 1994




































                      REPORT OF INDEPENDENT ACCOUNTANTS


The Partners
Jefferson Place, L.P.

We have audited the accompanying balance sheet of Jefferson Place, L.P. (a Missouri limited partnership) as of December 31, 1994 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 3 and 8 to the financial statements, the holder of the mortgage note payable of Jefferson Place, L.P. has agreed not to declare a default under the terms of the mortgage note.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P. at December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





Omaha, Nebraska                                   /s/Coopers & Lybrand L.L.P.
January 27, 1995

                            JEFFERSON PLACE, L.P.
                               BALANCE SHEET
                             December 31, 1994



ASSETS
Current assets:
  Cash                                                      $       93,152
  Accounts receivable                                                1,110
  Property tax refund receivable                                     8,138
  Prepaid expenses and deposits                                     24,191
                                                            ---------------
          Total current assets                                     126,591
                                                            ---------------
Restricted deposits and funded reserves:
  Taxes and insurance escrow                                        36,289
                                                            ---------------
          Total restricted deposits and funded reserves             36,289
                                                            ---------------
Property and equipment:
  Land                                                             339,063
  Buildings                                                     10,894,464
  Equipment                                                        398,521
                                                            ---------------
                                                                11,632,048

  Less accumulated depreciation                                  4,942,476
                                                            ---------------
          Net property and equipment                             6,689,572
                                                            ---------------
                                                            $    6,852,452
                                                            ===============
LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
  Accounts payable                                          $       18,603
  Accrued real estate taxes                                         47,325
  Interest payable                                               2,704,349
  Prepaid tenant rent                                                4,338
                                                            ---------------
          Total current liabilities                              2,774,615

Tenant security deposits                                            48,687

Mortgage notes payable                                          12,800,000

Accrued administrative fees                                        601,419
                                                            ---------------
          Total liabilities                                     16,224,721
                                                            ---------------
Partners' deficit:
  General partner                                                  (52,718)
  Limited partners                                              (9,319,551)
                                                            ---------------
          Total partners' deficit                               (9,372,269)
                                                            ---------------
                                                            $    6,852,452
                                                            ===============

                    The accompanying notes are an integral part
                          of the financial statements.

                              JEFFERSON PLACE, L.P.
                            STATEMENT OF OPERATIONS
                     for the year ended December 31, 1994




Revenues:
  Rental income                                             $    1,555,912
  Interest income                                                    5,804
  Other income                                                     123,662
  Income from forfeited security deposits                           15,248
                                                            ---------------
          Total revenues                                         1,700,626
                                                            ---------------
Expenses:
  Operating expenses:
    Salaries                                                       172,412
    Real estate taxes                                               94,649
    Personal property taxes                                           -
    Insurance                                                       25,083
    Utilities                                                      133,614
    Legal and other professional                                     9,704
    Advertising and promotional                                     35,100
                                                            ---------------
          Total operating expenses                                 470,562
                                                            ---------------
Maintenance expenses:
  Repairs                                                            2,450
  Security                                                           5,987
  Maintenance                                                      167,680
  Cleaning                                                           7,775
  Supplies                                                          34,376
                                                            ---------------
          Total maintenance expenses                               218,268
                                                            ---------------
Management expense:
  Administrative and office                                         25,608
  Management fees                                                   75,215
                                                            ---------------
          Total management expenses                                100,823
                                                            ---------------
Mortgage interest                                                1,260,414
                                                            ---------------
Other expenses:
  Administrative fees                                               88,800
  Depreciation                                                     577,735
                                                            ---------------
          Total other expenses                                     666,535
                                                            ---------------
          Total expenses                                         2,716,602
                                                            ---------------
          Net loss                                          $   (1,015,976)
                                                            ===============



                    The accompanying notes are an integral part
                          of the financial statements.

                             JEFFERSON PLACE, L.P.
                        STATEMENT OF PARTNERS' DEFICIT
                     for the year ended December 31, 1994


		                                                                            Limited Partners
                                        -------------------------------------------------------------------------------------
		                                        Special	      Class A
                             	General	    Limited	      Limited
	                             Partner	    Partner	      Partner		             Class B Limited Partners
                          -----------  ---------- -------------- -----------------------------------------------
	                                        	Liberty	       Liberty				                                     Chase	        Total
	                                 JHC	 Associates	    Tax Credit	 DRI Equity	    Mark D.	  Susan L.	 Properties,	     Limited
	                         Corporation	   IV, L.P.	Plus III, L.P.	Corporation	      Rose	      Rose	         Inc.	    Partners
                          -----------  ---------- -------------- -----------  ----------  --------- ------------  ------------
Balance (deficit) at
 December 31, 1993		      $		(42,558)	 $	(42,558)	$		(2,918,155)	$  		79,790	 $(274,384)	$(274,384)	$(4,884,044)	 $(8,313,735)

Net Loss                     (10,160)    (10,160)      (863,580)      (1,320)    (6,604)    (6,604)    (117,548)   (1,005,816)
                            -----------  ----------  -------------  ----------- ---------- ---------- ------------  ------------
Balance (deficit) at
 December 31, 1994        $  (52,718)  $ (52,718)  $ (3,781,735)  $   78,470  $(280,988) $(280,988) $(5,001,592)  $(9,319,551)
                          ===========  ==========  =============  =========== ========== ========== ============  ============
Partners' Percentage of
   Partnership losses 	         1.00%	     	1.00%		       85.00%		      0.13%	     0.65%		    0.65%		     11.57%		      99.00%
                          ==========   =========   ============   ==========  =========  =========  ===========   ===========

                                    Total
	                                Partners'
                                  Deficit
                             -------------
Balance (deficit) at
 December 31, 1993		         $ (8,356,293)

Net Loss                       (1,015,976)
                             -------------
Balance (deficit) at
 December 31, 1994           $ (9,372,269)
                             =============
Partners' Percentage of
   Partnership losses 		           100.00%
                             ============




                    The accompanying notes are an integral part
                           of the financial statements.

                              JEFFERSON PLACE, L.P.
                            STATEMENT OF CASH FLOWS
                      for the year ended December 31, 1994




Cash flows from operating activities:
  Net loss                                                  $   (1,015,976)
                                                            ---------------
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                                 577,735
      Decrease (increase) in:
        Accounts receivable                                          3,434
        Property tax refund receivable                              (8,138)
        Taxes and insurance escrow                                  34,588
        Other assets                                               (21,941)
      Increase (decrease) in:
        Accounts payable                                           (20,260)
        Accrued real estate taxes                                    1,952
        Interest payable                                           365,450
        Prepaid tenant rent                                          4,338
        Tenant security deposits                                     5,934
        Accrued administrative fees                                 76,800
                                                            ---------------
           Total adjustments                                     1,019,892
                                                            ---------------
           Net cash provided by operating activities
            and net change in cash                                   3,916
                                                            ---------------
Cash at beginning of year                                           89,236
                                                            ---------------
Cash at end of year                                         $       93,152
                                                            ===============

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                    $      894,964
                                                            ===============


















                    The accompanying notes are an integral part
                           of the financial statements.

                              JEFFERSON PLACE, L.P.
                          NOTES TO FINANCIAL STATEMENTS



1. Accounting Policies:

   The following is a summary of significant accounting policies followed in the preparation of these financial statements.

   (a) Nature of Business:
       Jefferson Place, L.P. (the Partnership) is a Missouri limited partnership which was formed on April 18, 1985. Pursuant to the terms of the original certificate of limited partnership, the Partnership will continue for 31 years unless sooner terminated. The purpose of the Partnership is to operate a 352-unit low to moderate income housing apartment complex located in Olathe, Kansas (the Project).

       On October 1, 1990, the Partnership was reorganized. The general partner withdrew and J.H.C. Corp. was admitted as the new general partner and several new limited partners were admitted (see Note 3). The agreement also provides for, among other items, special allocations of cash distributions, profits and losses in the event of sale or refinancing of the property, as well as the distribution of any tax credits and restrictions regarding transferability or disposition of a partner's interest.

   (b) Basis of Accounting:
       The financial statements are prepared on the accrual basis and include only those assets, liabilities and the results of operations which relate to the Jefferson Place, L.P. The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

   (c) Revenue Recognition:
       Rent revenue is recognized when earned. Tenant security deposits are recognized as liabilities until forfeited by the tenant.

   (d) Property and Equipment:
       Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets as follows:

                                            Life
                                           (Years)                 Method
                                           -------              -------------
       Buildings                              19                Straight-line
       Equipment                             5-7                Straight-line

       Maintenance and repairs are expensed as incurred; expenditures that result in enhancement of the value of the assets are capitalized.

   (e) Income Taxes:
       No income tax provision has been included in the financial statements since income and loss of the Partnership is required to be reported by the respective partners on their income tax returns. The qualification of the Partnership as such for tax purposes and amounts of the Partnership losses are subject to audit by taxing authorities. If such examinations result in changes to the Partnership qualification or Partnership losses, the partners' tax liability would be changed accordingly.

2. Taxes and Insurance Escrow:

   The taxes and insurance escrow consists of money market funds held in a segregated account. These funds are carried at cost, which approximates market. Disbursements from the escrow are for real estate taxes and insurance premiums. Interest earned on the funds is transferred to operating cash quarterly.

                              JEFFERSON PLACE, L.P.
                     NOTES TO FINANCIAL STATEMENTS, CONTINUED



3. Mortgage Notes Payable:

   The Partnership financed the construction of the Project with Multifamily Housing Revenue Notes issued by the City of Olathe, Kansas in the face amount of $12,800,000. On December 1, 1986, the Notes were purchased by America First Tax-Exempt Mortgage Fund 2 Limited Partnership (America First). The Notes are nonrecourse obligations of the owners of the Project and the Partnership. The Notes do not constitute an obligation of the City of Olathe, Kansas and the City is not liable on the Notes, nor is the taxing power of the City pledged to the payment of principal and interest on the Notes. The sole source of funds to pay principal and interest on the Notes is the net cash flow of the Project and the proceeds from the sale or refinancing of the Project. The Notes are collateralized by all real and personal property of the Project and an assignment of rents. The principal balance of the Notes is due in a lump sum on December 1, 2010. Base interest on the Notes accrues at 8.5% per annum.

   In connection with the reorganization of the Partnership described in Note 1, the terms of the Notes were amended on October 1, 1990 pursuant to a mortgage modification agreement. The mortgage modification agreement was entered into in order to induce America First to waive defaults under the original Note and to induce the new limited partners to infuse additional capital. The modification agreement provides, among other provisions, the following:

   (a) America First agrees not to declare a default under the Notes, mortgage and related documents during the term of the modification agreement, which expires December 31, 2002.

   (b) America First agrees to accept the monthly cash flow from the Project as partial payment of base interest. If the monthly cash flow is less than the amount of base interest due for each month, the unpaid base interest accrues and will be paid from excess cash flow in future months. The difference between the base interest on the Notes and the payments made to America First from available monthly cash flow will bear interest at 8.5% per annum until paid. At December 31, 1994, mortgage interest expense included additional interest on accrued base interest of $172,414.

   (c) America First agrees not to cause a redemption of the Notes prior to December 31, 2002.

   (d) The mortgage modification agreement also specifies the allocation of sale or refinancing proceeds of the Project among the partners of the Partnership and payment of accrued interest to America First.

4. Contingent Interest:

   In addition to base interest, the Notes provide for the payment of additional contingent interest that is payable only to the extent the Project generates excess net cash flows or from the sale or refinancing proceeds of the Project, subject to various priority payments. Contingent interest during the construction period (December 1, 1986 through August 31, 1987) at 3.5% per annum totaled $118,890. Contingent interest at 4.5% per annum, excluding contingent construction period interest, totaled $4,224,000 through December 31, 1994. Contingent interest amounts have not been accrued in the accompanying financial statements.

5. Related Party Transactions:

   Under the terms of the Notes, the Partnership accrues administrative fees of $6,400 per month to an affiliate of America First. Under the terms of the new Limited Partnership Agreement, the Partnership accrues administrative fees of $1,000 per month to Liberty Associates IV L.P. Administrative fees totaled $88,800 in 1994. Accrued and unpaid administrative fees totaled $601,419 at December 31, 1994.

                              JEFFERSON PLACE, L.P.
                     NOTES TO FINANCIAL STATEMENTS, CONTINUED



5. Related Party Transactions, Continued:

   Administrative fees payable to America First are to be paid solely from the proceeds of sale or refinancing. Administrative fees payable to Liberty Associates IV L.P. are paid from excess cash flow after the payment of all operating expenses except interest.

   The Project is managed by America First Property Management Company, an affiliate of the general partner. Their fee is 4.5% of collected receipts. Management fees for 1994 were $75,215. The Partnership owed America First Property Management Company $3,674 at December 31, 1994.

6. Interest Payable:

   Interest payable as of December 31, 1994 consisted of the following:


   Interest payable on bond                     $  2,109,951
   Interest on unpaid interest                       594,398
                                                -------------
        Total interest payable                  $  2,704,349
                                                =============

7. Contingency:

   Pursuant to a Tax Credit Guaranty Agreement signed on October 1, 1990, the Partnership and America First guarantee Liberty Tax Credit Plus III L.P. ("Liberty") specified minimum amounts of tax credits to be generated by the Partnership. Those tax credits are generated by the Partnership through the rental of apartments to qualified tenants. If the Partnership fails to generate tax credits of approximately $131,000 annually for years 1991 through 1997 for the benefit of Liberty, America First and the Partnership will be required to pay Liberty an amount equal to $.633 for each $1 of credits below the specified minimum amounts.

   Tax credits generated by the Project in 1994 were in excess of the minimum amount of such credits specified in the Tax Credit Guaranty Agreement.

8. Liquidity:

   The Partnership has consistently been unable to generate sufficient cash flow from operations to pay base interest on the mortgage note payable. The Partnership has, however, generated cash flows sufficient to cover the cost of operations and partially pay base interest on the mortgage note payable. As more fully described in Note 3, America First (the mortgagee) has agreed not to declare a default under the terms of the mortgage note payable.

                   SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
                     (A Washington Limited Partnership)

                          FINANCIAL STATEMENTS

                       DECEMBER 31, 1996 AND 1995




































                             TABLE  OF  CONTENTS



                                                                       PAGE

REPORT OF CERTIFIED PUBLIC ACCOUNTANTS ON
	THE FINANCIAL STATEMENTS		                                             1

FINANCIAL STATEMENTS

		BALANCE SHEETS		                                                      2

		STATEMENTS OF INCOME		                                                3

		STATEMENTS OF CHANGES IN PARTNERS'
			EQUITY (DEFICIT)		                                                   4

		STATEMENTS OF CASH FLOWS		                                            4

NOTES TO FINANCIAL STATEMENTS		                                         5-7
























































To the Partners
Sunpointe Associates Limited Partnership
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Sunpointe Associates Limited Partnership, (a Washington Limited Partnership) (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunpointe Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has experienced recurring losses from operations and has a working and net capital deficiency that raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



January 31, 1997	                   /s/Mueller, Prost, Purk & Willbrand, P.C.
                                       Certified Public Accountants

                             FINANCIAL STATEMENTS






































SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                                                                   	1996	               1995
                                                                                          ---------------     ---------------
ASSETS
 Current Assets
 	Cash		                                                                                  $		     38,867	     $		     12,020
 	Tenant accounts receivable, less allowance for doubtful
 		accounts of $23,194				                                                                        11,010			           15,748
 	Prepaid expenses				                                                                            12,930			           33,824
 	Other receivables				                                                                             -			                 537
                                                                                          ---------------     ---------------
				Total Current Assets				                                                                      62,807		 	          62,129
                                                                                          ---------------     ---------------
 Funded Deposits Held in Trust
	 Security deposits				                                                                           67,551			           67,152
                                                                                          ---------------     ---------------
 Restricted Deposits and Funded Reserves
 	Taxes and insurance escrow				                                                                 120,628			          124,448
                                                                                          ---------------     ---------------
 Property and Equipment
 	Land				                                                                                     3,261,280			        3,261,280
 	Land improvements				                                                                          439,162			          439,162
 	Buildings				                                                                               13,132,765			       13,132,765
 	Equipment				                                                                                  601,082			          601,082
                                                                                          ---------------     ---------------
				Total Property and Equipment				                                                          17,434,289			       17,434,289
 	Less: Accumulated depreciation				                                                          (5,267,020)			      (4,737,747)
                                                                                          ---------------     ---------------
				Net Property and Equipment				                                                            12,167,269			       12,696,542
                                                                                          ---------------     ---------------
				Total Assets		                                                                        $		 12,418,255	     $		 12,950,271
                                                                                          ===============     ===============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Current Liabilities
 	Accounts payable		                                                                      $		      9,405	     $		      7,750
 	Prepaid rents				                                                                               17,908			           12,075
 	Accrued expenses				                                                                            27,500			            6,500
 	Accrued interest payable				                                                                 5,637,084			        4,407,666
                                                                                          ---------------     ---------------
				Total Current Liabilities				                                                              5,691,897			        4,433,991
                                                                                          ---------------     ---------------
 Deposit Liabilities
 	Security deposits				                                                                           81,487			           63,005
                                                                                          ---------------     ---------------
 Long-Term Liabilities
 	Mortgage payable				                                                                        20,000,000			       20,000,000
 	Due to limited partner				                                                                      90,000			           90,000
 	Accrued administrative fees				                                                                856,612	          		739,724
                                                                                          ---------------     ---------------
				Total Long-Term Liabilities				                                                           20,946,612			       20,829,724
                                                                                          ---------------     ---------------
				Total Liabilities 				                                                                    26,719,996			       25,326,720
                                                                                          ---------------     ---------------

PARTNERS' EQUITY (DEFICIT)

 Partners' Equity (Deficit)				                                                              (14,301,741)			     (12,376,449)
                                                                                          ---------------     ---------------
				Total Liabilities and
				  Partners' Equity (Deficit)		                                                        $		 12,418,255	     $ 		12,950,271
                                                                                          ===============     ===============

The Notes to Financial Statements are an integral part of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

	                                                                                                   1996	               1995
                                                                                          ---------------     ---------------
Income
	Rental income		                                                                          $		  1,888,209	     $		  2,068,885
	Interest income				                                                                               8,804			            7,341
	Income from forfeited security deposits				                                                      23,212		           	38,021
	Other income				                                                                                 88,320			           98,087
                                                                                          ---------------     ---------------
				Total Income				                                                                           2,008,545			        2,212,334
                                                                                          ---------------     ---------------
Expenses
	Operating Expenses
		Utilities				                                                                                  276,804			          279,381
		Salaries and wages				                                                                         234,465			          238,349
		Real estate taxes				                                                                          216,528			          211,014
		Advertising				                                                                                 67,239			           68,107
		Professional fees				                                                                           52,940			           72,453
		Insurance				                                                                                   22,044			           27,518
		Personal property taxes				                                                                       -			               1,862
                                                                                          ---------------     ---------------
				Total Operating Expenses				                                                                 870,020			          898,684
                                                                                          ---------------     ---------------
	Maintenance Expenses
		Repairs and maintenance				                                                                    387,251			          359,904
		Security				                                                                                    66,725			           85,726
		Supplies				                                                                                    32,712			           68,543
		Cleaning				                                                                                    12,105			           22,023
                                                                                           --------------     ---------------
				Total Maintenance Expenses 				                                                              498,793			          536,196
                                                                                           --------------     ---------------
	Management Expenses
		Management fees				                                                                             74,870			           74,072
		Administrative and office				                                                                   56,342			           59,685
                                                                                           --------------     ---------------
				Total Management Expenses				                                                                131,212			          133,757
                                                                                           --------------     ---------------
 Mortgage Interest		                                                                         		1,718,675		        	1,718,675
                                                                                           --------------     ---------------
	Other Expenses
		Depreciation			                                                                               	529,273			          529,273
		Administrative fees				                                                                        162,670			          157,255
		Bad debt expense				                                                                            23,194			             -
                                                                                           --------------     ---------------
				Total Other Expenses				                                                                     715,137			          686,528
                                                                                           --------------     ---------------
				Total Expenses				                                                                         3,933,837			        3,973,840
                                                                                           --------------     ---------------
Net Loss		                                                                                 $		(1,925,292)	    $ 		(1,761,506)
                                                                                           ==============     ===============

The Notes to Financial Statements are an integral part of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

	                                           General
	                                           Partner		                     Limited Partners
                                     ---------------   ----------------------------------------------------
                                            	Sunset	           Shelter
	                                           Terrace	       Corporation	          Shelter	              The	            Total
	                                       Investments,	        of Canada	         American	          Axelrod	         Partners'
	                                               Inc.	          Limited	     Holding, Inc.	         Company	          Deficit
                                     ---------------   ----------------   ---------------   ---------------   ---------------
Balance, December 31, 1994	         	$		 (1,083,375)	  $		  (1,700,023)	  $		 (5,293,142)	  $		 (2,538,403)	  $		(10,614,943)

Net Loss for the Year				                    (1,761)			           (440)			      (879,432)			      (879,873)			    (1,761,506)
                                     ---------------   ----------------   ---------------   ---------------   ---------------
Balance, December 31, 1995				           (1,085,136)			     (1,700,463)			    (6,172,574)			    (3,418,276)			   (12,376,449)

Net Loss for the Year				                    (1,926)			           (480)			      (961,203)			      (961,683)			    (1,925,292)
                                     ---------------   ----------------   ---------------   ---------------   ---------------
Balance, December 31, 1996		         $	 	(1,087,062)	  $	  	(1,700,943)	  $ 		(7,133,777)	  $ 		(4,379,959)	  $		(14,301,741)
                                     ===============   ================   ===============   ===============   ===============


SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                   	1996	               1995
                                                                                          ---------------     ---------------
Cash Flows from Operating Activities
	Net loss		                                                                               $		 (1,925,292)	    $		 (1,761,506)
	Adjustments to reconcile net loss to net cash
		provided (used) by operating activities
			Depreciation				                                                                              529,273			          529,273
			Change in assets - (increase) decrease
				Tenant accounts receivable				                                                                 4,738			          (15,748)
				Prepaid expenses				                                                                          20,893			          (20,067)
				Other receivables				                                                                            537			             (505)
			Change in liabilities - increase (decrease)
				Accounts payable				                                                                           1,655			           (2,085)
				Prepaid rents				                                                                              5,833			           12,075
				Accrued expenses				                                                                          21,000			             (215)
				Accrued interest payable				                                                               1,229,418			        1,060,009
				Security deposits				                                                                         18,084			           (4,572)
				Accrued administrative fees				                                                              116,888			          116,888
                                                                                         ----------------     ---------------
				Total Adjustments				                                                                      1,948,319			        1,675,053
                                                                                         ----------------     ---------------
Net Cash Provided (Used) by Operating Activities				                                              23,027			          (86,453)
                                                                                         ----------------     ---------------
Cash Flows from Financing Activities
	Net deposit and withdrawals in restricted deposits
		and funded reserves				                                                                          3,820			           11,580
                                                                                         ----------------     ---------------
Net Increase (Decrease) in Cash				                                                               26,847			          (74,873)
Cash - Beginning of Year				                                                                      12,020			           86,893
                                                                                         ----------------     ---------------
Cash - End of Year		                                                                     $		      38,867	     $		     12,020
                                                                                         ================     ===============

The Notes to Financial Statements are an integral part of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Sunpointe Associates Limited Partnership, a Washington Limited Partnership, (the "Partnership"), was formed on September 3, 1987, pursuant to the terms of an Agreement of Limited Partnership for the purpose of acquiring and operating the Avalon Ridge Apartments complex, a 356-unit apartment complex located in Renton, Washington (the "Project"). The Partnership will dissolve on December 31, 2037, unless sooner dissolved pursuant to any provision of the Partnership Agreement.

The Agreement of Limited Partnership which was amended on June 30, 1991, and December 31, 1991, admitted a new general partner and changed the profit and loss allocation percentages to the partners. The general partner of the Partnership is Sunset Terrace Investments, Inc. (the "General Partner"), a California corporation. The limited partners of the Partnership are Shelter Corporation of Canada Limited and Shelter American Holding, Inc. which are Canadian corporations and the Axelrod Company, a Washington corporation.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting. The Partnership also reports its operating results for income tax purposes on the accrual basis. No provision for income taxes is made because any liability for income taxes is that of the individual partners and not that of the Partnership.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimated amounts.

Security Deposits

The security deposit liability exceeds the security deposit cash account by $13,936 in 1996. Management has stated that this deficiency is included in the operating account and will be transferred to the security deposit account as necessary.

Tenant Accounts Receivable

The Partnership provides an allowance for doubtful accounts equal to the estimated collection loss that will be incurred in the collection of receivables. Bad debt expense of $23,194 was recorded for the period ended December 31, 1996. There was no bad debt expense in 1995.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized to the property accounts while replacements, maintenance and repairs which do not improve or extend the useful life of the respective assets are expensed currently.

Depreciation is calculated using the straight-line method over estimated useful lives ranging from 7 to 27.5 years. The total depreciation expensed for the years ending December 31, 1996 and 1995 was $529,273 each year.

Concentration of Credit Risk

The Project maintains the majority of its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996 and 1995, the Project's uninsured cash balances totaled $16,586 and $0, respectively.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 3	STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid during the years for:            1996	             1995
                                 ---------------   ---------------
Interest		                       $		    489,257	   $	    	658,666

NOTE 4	RESTRICTED DEPOSITS AND FUNDED RESERVES

Taxes and insurance escrow reserves, consisting of money market funds, are maintained under the control of the mortgage note holder for the benefit of the Partnership and in an interest-bearing account with a federally insured financial institution. Disbursements from the escrow are for real estate taxes and insurance premiums. Interest earned on the funds is transferred to operating cash quarterly.

NOTE 5	MORTGAGE PAYABLE

The Partnership entered into a $1,245,000 mortgage payable agreement with America First Participating/Preferred Equity Mortgage Fund on September 1, 1987, maturing September 1, 1999. The note bears base interest at the rate of 10%, due on the fifteenth day of each month. Maximum construction period deferred interest at the rate of 3% per annum is due during the first interest period, which extends from the date of inception to August 17, 1989. It shall be paid, to the extent possible, from 50% of the net sale or refinancing proceeds. Contingent interest and deferred interest, also at 3% per annum, is due during the second interest period, which extends from August 18, 1989, to the date of full payment. They shall be paid from 50% of the net cash flow.

Pursuant to a promissory note dated September 1, 1987, the Partnership owes Washington Mortgage Corporation $18,755,000 plus interest. The interest of Washington Mortgage Corporation was purchased and assigned to Washington State Housing Finance Commission (the "Commission") under the Assignment of Developer Documents dated September 1, 1987. Part of the interest of the Commission has been assigned to FirsTier Bank, National Association, as Trustee under the Lender Loan Agreement and Indenture of Trust dated September 1, 1987. The note bears base interest at the rates of 9.5% per annum and 8.5% per annum during the first and second interest periods, respectively. The note bears deferred contingent interest in amounts equal to 3.5% per annum and 4.5% per annum during the first and second interest periods, respectively. During the third interest period, the note bears contingent interest at an annual rate of 4.5% on the outstanding principal amount. The note matures on September 1, 2011.

NOTE 6	MANAGEMENT FEE TRANSACTIONS

Management Fees

On August 20, 1994, America First Properties Management Company, LLC, an affiliate of the general partner, took over management of the Partnership. Their fee is 3.75% of gross receipts when net operating income is less than $103,000 and 4.5% when net operating income is greater than $103,000. Management fees for the years ending December 31, 1996 and 1995 were $74,870 and $74,072, respectively. At December 31, 1996 and 1995, the Partnership owed America First Properties Management Company, LLC, $6,848 and $6,008, respectively.

NOTE 7	RELATED PARTY TRANSACTIONS

Due to Limited Partner

The Partnership has outstanding operating deficit loans borrowed from the limited partner at December 31, 1996 and 1995, of $90,000 each year.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 8	GOING CONCERN CONSIDERATIONS

The Partnership's operations have produced a cumulative deficit of $14,301,741 since commencement of rental operations in 1987, as well as recurring operating losses. The considerations raise substantial doubt about the Partnership's ability to continue as a going concern. Management has addressed this concern by implementing an operating plan designed to reposition the Project and substantially increase long-term cash flow from operations. This plan includes: (1) investment of a significant portion of property cash flow in upgrading and improving the condition and appearance of the Project; and (2) implementation of stringent resident qualification standards designed to improve the resident profile and, ultimately, property operations. In addition, management is also considering reissuance of the bonds at lower interest rates so that the Project can support monthly interest payments.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1996        AMERICA FIRST APARTMENT INVESTORS, L.P.

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

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1997  	           By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager


Date:  March 26, 1997  	           By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer
                                      and Manager (Chief Financial and
                                      Accounting Officer)


Date:  March 26, 1997	             By
		                                    William S. Carter, M.D.
		                                    Manager


Date:  March 26, 1997	             By /s/George Kubat*
		                                    George Kubat
		                                    Manager


Date:  March 26, 1997              By	/s/ Martin A. Massengale*
		                                    Martin A. Massengale
		                                    Manager


Date:  March 26, 1997              By	/s/ Alan Baer*
		                                    Alan Baer
 		                                   Manager


Date:  March 26, 1997              By	/s/ Gail Walling Yanney*
		                                     Gail Walling Yanney
		                                     Manager

Date:  March 26, 1997	             By	/s/ Mariann Byerwalter*
		                                    Mariann Byerwalter
 		                                   Manager



*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

    	America First Tax-Exempt Mortgage Fund Limited Partnership
    	America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership
    	America First PREP Fund 2 Limited Partnership
    	America First PREP Fund 2 Pension Series Limited Partnership
    	Capital Source L.P.
    	Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     America First Tax-Exempt Mortgage Fund Limited Partnership
    	America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership
    	America First PREP Fund 2 Limited Partnership
    	America First PREP Fund 2 Pension Series Limited Partnership
    	Capital Source L.P.
    	Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  			/s/ Mariann Byerwalter
                                                    Mariann Byerwalter