Form 10-Q
period 1997-03-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 1997-05-15
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1997 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                              Mar. 31, 1997       Dec. 31, 1996
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   1,859,891       $   2,021,860
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      31,566,526          31,566,526
 Investment in real estate, net of accumulated depreciation (Note 6)                            29,962,742          30,199,846
 Interest receivable                                                                               226,531             186,320
 Other assets                                                                                      677,617             948,849
                                                                                             --------------      --------------
                                                                                             $  64,293,307       $  64,923,401
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                  $     994,698       $   1,454,694
  Bonds payable (Note 7)                                                                         6,120,000           2,750,000
  Line of Credit (Note 8)                                                                          134,200           3,584,200
  Distribution payable (Note 3)                                                                    329,051             329,051
                                                                                             --------------      --------------
                                                                                                 7,577,949           8,117,945
                                                                                             --------------      --------------
 Partners' Capital
  General Partner										     																																																																					6,466               4,038
  Beneficial Unit Certificate Holders
  ($10.88 per BUC in 1997 and $10.90 in 1996)                                                			56,708,892          56,801,418
                                                                                             --------------      --------------
                                                                                                56,715,358          56,805,456
                                                                                             --------------      --------------
                                                                                             $  64,293,307       $  64,923,401
                                                                                             ==============      ==============
The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1997       Mar. 31, 1996
                                                                                            ---------------     ---------------
Income
 Mortgage bond investment income                                                            $      632,504      $      594,905
 Rental income                                                                                   1,692,818           1,297,401
 Interest income on temporary cash investments                                                       5,988              11,063
                                                                                            ---------------     ---------------
                                                                                                 2,331,310           1,903,369
                                                                                            ---------------     ---------------
Expenses
 General and administrative expenses (Note 9)                                                      270,085             229,081
 Real estate operating expenses                                                                    666,024             717,406
 Depreciation                                                                                      332,889             308,092
 Interest expense										   																																																																					165,257	               -
                                                                                            ---------------     ---------------
                                                                                                 1,434,255           1,254,579
                                                                                            ---------------     ---------------
Net income                                                                                  $      897,055      $      648,790
                                                                                            ===============     ===============
Net income allocated to:
 General Partner                                                                            $       12,299      $        9,569
 BUC Holders                                                                                       884,756             639,221
                                                                                            ---------------     ---------------
                                                                                            $      897,055      $      648,790
                                                                                            ===============     ===============
Net income per BUC                                                                          $          .17      $          .12
                                                                                            ===============     ===============
Weighted average number of BUCs outstanding                                                      5,212,167           5,245,623
                                                                                            ===============     ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1997
(UNAUDITED)

                                                                                  Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses):
Balance at December 31, 1996                        $        4,038           5,212,167      $   65,549,892      $   65,553,930
Net income                                                  12,299                -                884,756             897,055
Cash distributions paid or accrued (Note 3)
 Income                                                     (9,871)               -               (644,393)           (654,264)
 Return of capital                                            -                   -               (332,889)           (332,889)
                                                    ---------------     ---------------     ---------------     ---------------
                                                             6,466           5,212,167          65,457,366          65,463,832
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses:
Balance at December 31, 1996 and March 31, 1997               -                   -             (8,748,474)         (8,748,474)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at March 31, 1997                           $        6,466     	     5,212,167      $   56,708,892      $   56,715,358
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1997       Mar. 31, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      897,055      $      648,790
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                                   332,889             308,092
    Amortization                                                                                    39,440                -
    Decrease (increase) in interest receivable                                                     (40,211)             10,373
    Decrease (increase) in other assets                                                            408,831             (59,177)
    Increase (decrease) in accounts payable                                                       (459,996)             60,457
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                       1,178,008             968,535
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                                                  (78,731)            (41,570)
 Acquisition of real estate                                                                        (17,054)               -
                                                                                            ---------------     ---------------
 Net cash used in investing activities                                                             (95,785)            (41,570)
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Proceeds from issuance of tax-exempt refunding bonds                                            3,450,000                -
 Net repayments on line of credit                                                               (3,450,000)               -
 Distributions paid                                                                               (987,153)           (993,489)
 Bond issuance costs paid                                                                         (177,039)               -
 Principal paid on bonds payable                                                                   (80,000)	              -
                                                                                            ---------------     ---------------
 Net cash used in financing activities                                                          (1,244,192)           (993,489)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                               (161,969)            (66,524)
Cash and temporary cash investments at beginning of period                                       2,021,860           1,912,560
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    1,859,891      $    1,846,036
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                   $      158,784      $         -
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

1. Organization

America First Apartment Investors, L.P. (the Partnership) was formed on March 7, 1996, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling or otherwise dealing with multi-family residential properties and other types of commercial real estate and interests therein. The Partnership commenced operations on August 20, 1996, when it was merged with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership). Under the terms of the Merger agreement, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. Unit holders of the Prior Partnership received one Beneficial Unit Certificate (BUC) of the Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The Partnership will terminate on December 31, 2016, unless terminated earlier under the provisions of its Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Four (AFCA 4).

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The accompanying 1997 consolidated financial statements include the accounts of the Partnership. Financial statements for 1996 include the accounts of the Prior Partnership.

    The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1997, and results of operations for all periods presented have been made.

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

 B) Investment in Tax-Exempt Mortgage Bonds
    Investment securities are classified as held-to-maturity, available-for-sale, or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading. The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)



    Accrual of mortgage bond investment income is excluded from income when, in the opinion of management, collection of related interest is doubtful. This interest is recognized as income when it is received.

 C) Investment in Real Estate
    The Partnership's investment in real estate consists of property acquired through foreclosure or deed in lieu of foreclosure and other real estate acquired. Each real estate property acquired is recorded at the lower of cost or estimated net realizable value. The carrying value of each real estate property acquired is periodically reviewed and adjusted when there are significant declines in the estimated net realizable value.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,184,504 at March 31, 1997. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the mortgage bonds, real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

On July 10, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 50,000 BUCs of the Partnership in open market transactions. Through March 31, 1997, 33,456 BUCs had been acquired at a cost of $294,070 (none during the quarter ended March 31, 1997).

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at March 31, 1997, are as follows:

                                                                                                     Base
                                                                         Number      Maturity    Interest            Carrying
  Property Name                               Location                 of Units   	      Date        Rate(1)           Amount
  ----------------------------------          --------------------     --------   -------------   --------    -----------------
  Performing:
   Jackson Park Place                         Fresno, CA                  296          09/01/11       8.5%    $      8,760,000
                                                                                                              -----------------
  Nonperforming:(2)
   Jefferson Place                            Olathe, KS                  352          12/01/10       8.5%          12,800,000
   Avalon Ridge                               Renton, WA                  356          09/01/11       8.5%          18,755,000
                                                                                                              -----------------
                                                                                                                    31,555,000
                                                                                                              -----------------
                                                                                                                    40,315,000
  Unrealized holding losses                                                                                         (8,748,474)
                                                                                                              -----------------
  Balance at March 31, 1997 (at estimated fair value)                                                         $     31,566,526
                                                                                                              =================

(1) In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership did not receive any additional contingent interest in 1997.
(2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1997 was $224,190.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

6. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following at March 31, 1997:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         3,387,791            4,683,793
  The Park at Fifty Eight(3)(4)	       Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights (4)                   Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point(1)                       Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
  Park at Countryside(4),(5)           Port Orange, FL           120            647,000         2,615,508            3,262,508
                                                                                                              -----------------
                                                                                                                    37,975,825
  Less accumulated depreciation                                                                                     (8,013,083)
                                                                                                              -----------------
  Balance at March 31, 1997                                                                                   $     29,962,742
                                                                                                              =================

(1) Property is encumbered as described in Note 8.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).
(4) Property is encumbered as described in Note 7.
(5) Property was acquired on December 30 1996.

7.  Bonds Payable

Bonds payable were originated by the Partnership through the issuance of tax-exempt refunding bonds. Bonds payable at March 31, 1997, consisted of the following:


                        Effective Final
                        Interest  Maturity                                      Annual            	         	Carrying
Collateral              Rate      Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- --------  ----------------------------------- ---------------------   -------------
The Park at Fifty Eight 6.65%     3/1/2021  semiannual payments of              range from $224,000     $   2,670,000
 					    																																		principal and/or interest           to $228,000
                                            are due each March 1 and September 1

Shelby Heights and						6.10%     3/1/2022  semiannual payments of              range from $266,000     $   3,450,000
 Park at Countryside                        principal and/or interest           to $276,000
                                            are due each March 1 and September 1																								-------------

Balance at March 31, 1997																																																																															$   6,120,000
																																																																																																								=============

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

8. Line of Credit

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with The First National Bank of Boston (the Bank). The Line of Credit provides interim financing for the acquisition of multifamily residential properties. It expires on December 19, 1997; however, the maturity date may be extended one year if certain conditions are met. The Line of Credit bears interest, which is payable monthly, at 1/2% above the Bank's base rate (8.75% as of March 31, 1997). In addition, the Partnership pays a facility fee of 1/4 of 1% on the unused portion of the line which is payable quarterly in arrears. The Line of Credit is collateralized by Covey at Fox Valley and Coral Point; however, the Partnership may substitute other real estate owned as collateral, subject to the approval of the Bank. The Partnership had borrowings of $134,200 against the Line of Credit and had $14,865,800 of available unused credit as of March 31, 1997. The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements.

9. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1997 was $350,527. AFCA 4 or an affiliate also paid $72,420 in costs capitalized by the Partnership during 1997 which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the offering of multifamily housing revenue refunding bonds described in Note 7. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 during 1997 was $56,550. AFCA 4 did not receive administrative fees from property owners during 1997.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. No such fees were paid to AFCA 4 during 1997.

The general partner of the property partnership which owns Jefferson Place is principally owned by an employee of an affiliate of AFCA 4. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership and the mortgage bond. The general partner did not receive cash distributions from the partnership in 1997.

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place, Avalon Ridge and Park at Countryside (beginning in January
1997). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $125,799 in 1997.

10.  Subsequent Events

On April 10, 1997, the Partnership acquired The Retreat Apartments, a 226-unit multifamily housing property located in Atlanta, Georgia. The property was acquired at a cost of $9,094,433 and was financed primarily from proceeds from the Partnership's Line of Credit. The Partnership anticipates obtaining permanent financing for the property through the offering of certain of its tax-exempt bonds.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)


In accordance with the terms of the Loan Agreement underlying the $8,760,000 in tax-exempt mortgage bonds collateralized by Jackson Park Place (Jackson), the Partnership exercised its option to require the owner of Jackson to prepay the tax-exempt mortgage bonds. The owner of Jackson, however, was unable to obtain financing to prepay the tax-exempt mortgage bonds. As a result, the Partnership entered into a Settlement Agreement with the owner of Jackson pursuant to which Jackson was conveyed to the Partnership on May 7, 1997, through a deed in lieu of foreclosure. In accordance with the terms of the Loan Agreement, the following disbursements were made: (i) $2,100,000 to America First Participating/Preferred Equity Mortgage Fund (PREP) representing payment of the outstanding balance of its Participating Loan on Jackson;
(ii) $69,480 to PREP representing contingent interest on its Participating Loan; (iii) $460,000 to AFCA 4 representing due and unpaid administrative fees; and (iv) $360,000 to the owner of Jackson. These disbursements were funded with borrowings on the Partnership's Line of Credit. As a result of the acquisition, the Partnership recognized contingent interest income of $290,520 on the tax-exempt mortgage bonds.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

America First Tax Exempt Mortgage Fund 2 (the Prior Partnership) originally acquired nine tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. During 1988, one tax-exempt mortgage bond was prepaid in full. On May 16, 1996, the Partnership acquired Phase I of the Park at Fifty Eight Apartments and on December 30, 1996, the Partnership acquired Park at Countryside. At March 31, 1997, the Partnership continued to hold three of these tax-exempt mortgage bonds with a carrying value, at estimated fair value, of $31,566,526 and six real estate properties acquired with a depreciated cost of $29,962,742.

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

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at March 31, 1997:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            260             88%
Jefferson Place                        Olathe, KS                                          352            342             97%
Avalon Ridge                           Renton, WA                                          356            288             81%
Covey at Fox Valley(1)                 Aurora, IL                                          216            206             95%
The Park at Fifty Eight(3)             Chattanooga, TN                                     196            193             98%
Shelby Heights(1)                      Bristol, TN                                         100             89             89%
Coral Point(1)                         Mesa, AZ                                            336            320             95%
Park at Countryside(4)                 Port Orange, FL                                     120            113             94%
                                                                                     ----------     ----------     -----------
                                                                                         1,972          1,811             92%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)           Palm Bay, FL                                      72,002(2)      40,718(2)          57%
                                                                                     ==========     ==========     ===========

(1) Property acquired through foreclosure or deed in lieu of foreclosure.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).
(4) Property acquired on December 30, 1996.

The principal amounts of the tax-exempt mortgage bonds do not amortize over their terms. The tax-exempt mortgage bonds provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bonds. The base interest payments received on the tax-exempt mortgage bonds and net rental income earned on properties owned represent the principal sources of the Partnership's income and distributable cash. The Partnership has not received any contingent interest on its mortgage bonds during 1997. The Partnership also earns income on temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with the First National Bank of Boston (the Bank). The Line of Credit provides interim financing for the acquisition of multifamily residential properties. The Line of Credit bears interest at 1/2% above the Bank's base rate (8.75% as of March 31, 1997). The Line of Credit expires on December 19, 1997; however, the maturity date may be extended one year if certain conditions are met. The Partnership had borrowings of $134,200 against the Line of Credit and had $14,865,800 of available unused credit as of March 31, 1997. The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements. The Partnership intends to repay borrowings under the Line of Credit through the refunding of existing tax-exempt bonds that are associated with certain properties acquired in foreclosure.

On March 13, 1997, the Partnership raised $3,450,000 through the offering of multifamily housing revenue refunding bonds on Shelby Heights. The bonds were rated "AA" by Standard and Poor's Corporation, bear interest at an effective rate of 6.1% and have a 25-year maturity. Proceeds from the offering were used to pay down borrowings on the Line of Credit.

On April 10, 1997, the Partnership acquired The Retreat Apartments, a 226-unit multifamily housing property located in Atlanta, Georgia. The property was acquired at a cost of $9,094,433 and was financed primarily from proceeds from the Partnership's Line of Credit. The Partnership anticipates obtaining permanent financing for the property through the offering of certain of its tax-exempt mortgage bonds.

During the quarter ended March 31, 1997, $242,791 of undistributed principal payments was placed in reserves. The total amount held in reserves at March 31, 1997, was $1,184,504. Future distributions to BUC Holders will depend upon the amount of base and contingent interest and net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term and long-term liquidity requirements.

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                                For the               For the
                                                                               		  							Quarter Ended         Quarter Ended
                                                                                          Mar. 31, 1997         Mar. 31, 1996
                                                                                         ---------------       ---------------
Regular monthly distributions
 Income                                                                                  $        .1236        $        .1288
 Return of capital                                                                                .0639                 .0587
                                                                                         ---------------       ---------------
                                                                                         $        .1875        $        .1875
                                                                                         ===============       ===============
Distributions
 Paid out of current and prior undistributed cash flow                                   $        .1875        $        .1875
                                                                                         ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds and real estate acquired and adjust, when necessary, the carrying value of the mortgage bonds and each real estate property acquired. Mortgage bonds are classified as available-for-sale and are therefore recorded at the estimated fair value of the underlying collateral. Each real estate property acquired is recorded at the lower of cost or estimated net realizable value. The carrying value of the mortgage bonds is adjusted when there are significant changes in the estimated net realizable value of the underlying collateral for the bonds. The carrying value of each real estate property acquired is adjusted when there are significant declines in the estimated net realizable value.

Internal property valuations and reviews performed during the quarter ended March 31, 1997, indicated that the mortgage bonds and real estate recorded on the balance sheet at March 31, 1997, required no adjustments to their current carrying amounts.

In accordance with the terms of the Loan Agreement underlying the $8,760,000 in tax-exempt mortgage bonds collateralized by Jackson Park Place (Jackson), the Partnership exercised its option to require the owner of Jackson to prepay the tax-exempt mortgage bonds. The owner of Jackson, however, was unable to obtain financing to prepay the tax-exempt mortgage bonds. As a result, the Partnership entered into a Settlement Agreement with the owner of Jackson pursuant to which Jackson was conveyed to the Partnership on May 7, 1997, through a deed in lieu of foreclosure. In accordance with the terms of the Loan Agreement, the following disbursements were made: (i) $2,100,000 to America First Participating/Preferred Equity Mortgage Fund (PREP) representing payment of the outstanding balance of its Participating Loan on Jackson;
(ii) $69,480 to PREP representing contingent interest on its Participating Loan; (iii) $460,000 to AFCA 4 representing due and unpaid administrative fees; and (iv) $360,000 to the owner of Jackson. These disbursements were funded with borrowings on the Partnership's Line of Credit. As a result of the acquisition, the Partnership recognized contingent interest income of $290,520 on the tax-exempt mortgage bonds.

The overall status of the Partnership's other mortgage bonds and real estate owned has generally remained constant since December 31, 1996.

Results of Operations

The table below compares the results of operations for each period shown. Results of operations for 1996 include the accounts of the Prior Partnership.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                        Mar. 31, 1997       Mar. 31, 1996           From 1996
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $      632,504      $      594,905      $       37,599
Rental income                                                               1,692,818           1,297,401             395,417
Interest income on temporary cash investments                                   5,988              11,063              (5,075)
                                                                       ---------------     ---------------     ---------------
                                                                            2,331,310           1,903,369             427,941
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           270,085             229,081              41,004
Real estate operating expenses                                                666,024             717,406             (51,382)
Depreciation                                                                  332,889             308,092              24,797
Interest expense                                                              165,257                -                165,257
                                                                       ---------------     ---------------     ---------------
                                                                            1,434,255           1,254,579             179,676
                                                                       ---------------     ---------------     ---------------
Net income                                                             $      897,055      $      648,790      $      248,265
                                                                       ===============     ===============     ===============

Mortgage bond investment income increased for the quarter ended March 31, 1997, compared to the same period in 1996 as a result of an increase in the cash flow received from Avalon Ridge of approximately $25,000, and an increase in cash flow received from Jefferson Place of approximately $13,000.

Rental income increased for the quarter ended March 31, 1997, compared to the same period in 1996. This increase is attributable to: (i) a $182,000 increase from Park at Countryside resulting from the acquisition of this property in December 1996; (ii) a $123,000 increase from The Park at Fifty Eight resulting primarily from the acquisition of Phase I of this property in May 1996; (iii) a $64,000 increase due to a slight increase in average occupancy and rental rate increases at certain properties acquired by the Partnership in foreclosure; and (iv) a $26,000 increase from The Exchange at Palm Bay due to an increase in average leased space during 1997.

Excluding property tax refunds of approximately $180,000 received by Covey at Fox Valley during the quarter ended March 31, 1997, real estate operating expenses increased approximately $129,000 for the quarter ended March 31, 1997, compared to the same period in 1996. This increase is attributable to:
(i) a $110,000 increase from Park at Countryside resulting from the acquisition of this property in December 1996; (ii) a $61,000 increase from The Park at Fifty Eight resulting primarily from the acquisition of Phase I of this property in May 1996; (iii) a $40,000 increase due primarily to a slight increase in property improvements and repairs and maintenance expenses at certain properties; partially offset by (iv) an $82,000 decrease from The Exchange at Palm Bay resulting from non-recurring leasing commissions of approximately $85,000 incurred in 1996.

Depreciation expense increased for the quarter ended March 31, 1997, compared to the same period in 1996 due to: (i) a $24,000 increase from Park at Countryside resulting from the acquisition of this property in December 1996;
(ii) an $18,000 increase from The Park at Fifty Eight resulting from the acquisition of Phase I of this property in May 1996; partially offset by (iii) a $17,000 decrease in depreciation expense due to certain property becoming fully depreciated.

Interest expense of $165,257 was incurred for the quarter ended March 31, 1997, consisting of interest of $113,053 incurred on the Line of Credit and $52,204 incurred on bonds payable.

The decrease in interest income on temporary cash investments for the quarter and ended March 31, 1997, compared to the same period in 1996 is primarily due to a decrease in the average interest rate earned on the Partnership reserves during 1997.

General and administrative expenses increased for the quarter ended March 31, 1997, compared to the same period in 1996 due primarily to an increase in salaries and related expenses.

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

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1997          AMERICA FIRST APARTMENT INVESTORS, L.P.

                              By America First Capital
                                   Associates Limited
                                   Partnership Four, General
                                   Partner of the Registrant

                              By America First Companies L.L.C.,
                                   General Partner of America First Capital
                                   Associates Limited Partnership Four

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President and
				   Principal Financial
			 	   Officer