Form 10-Q
period 1997-06-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 1997-08-14
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1997 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                              June 30, 1997       Dec. 31, 1996
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   2,129,877       $   2,021,860
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      22,806,526          31,566,526
 Investment in real estate, net of accumulated depreciation (Note 6)                            50,747,663          30,199,846
 Interest receivable                                                                               139,245             186,320
 Other assets                                                                                      939,792             948,849
                                                                                             --------------      --------------
                                                                                             $  76,763,103       $  64,923,401
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                  $   1,629,415       $   1,454,694
  Bonds payable (Note 7)                                                                         6,120,000           2,750,000
  Line of Credit (Note 8)                                                                       12,157,871           3,584,200
  Distribution payable (Note 3)                                                                    329,051             329,051
                                                                                             --------------      --------------
                                                                                                20,236,337           8,117,945
                                                                                             --------------      --------------
 Partners' Capital
  General Partner										     																																																																					6,448               4,038
  Beneficial Unit Certificate Holders
  ($10.84 per BUC in 1997 and $10.90 in 1996)                                                			56,520,318          56,801,418
                                                                                             --------------      --------------
                                                                                                56,526,766          56,805,456
                                                                                             --------------      --------------
                                                                                             $  76,763,103       $  64,923,401
                                                                                             ==============      ==============
The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1997       June 30, 1996       June 30, 1997       June 30, 1996
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage bond investment income                    $      421,444      $      521,648      $    1,053,948      $    1,116,553
 Contingent interest income                                290,520                -                290,520                -
 Rental income                                           2,331,340           1,422,169           4,024,158           2,719,570
 Interest income on temporary cash investments              22,878              13,507              28,866              24,570
                                                    ---------------     ---------------     ---------------     ---------------
                                                         3,066,182           1,957,324           5,397,492           3,860,693
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 General and administrative expenses (Note 9)              269,078             305,960             539,163             535,041
 Real estate operating expenses                          1,139,355             750,550           1,805,379           1,467,956
 Depreciation                                              477,322             275,451             810,211             583,543
 Interest expense                                          381,864              30,362             547,121              30,362
                                                    ---------------     ---------------     ---------------     ---------------
                                                         2,267,619           1,362,323           3,701,874           2,616,902
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      798,563      $      595,001      $    1,695,618      $    1,243,791
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        9,854      $        8,704      $       22,153      $       18,273
 BUC Holders                                               788,709             586,297           1,673,465           1,225,518
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      798,563      $      595,001      $    1,695,618      $    1,243,791
                                                    ===============     ===============     ===============     ===============
Net income per BUC                                  $          .15      $          .11      $          .32      $          .23
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding              5,212,167           5,245,623           5,212,167           5,245,623
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1997
(UNAUDITED)

                                                                                  Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses):
Balance at December 31, 1996                        $        4,038           5,212,167      $   65,549,892      $   65,553,930
Net income                                                  22,153                -              1,673,465           1,695,618
Cash distributions paid or accrued (Note 3)
 Income                                                    (19,743)               -             (1,144,354)         (1,164,097)
 Return of capital                                            -                   -               (810,211)           (810,211)
                                                    ---------------     ---------------     ---------------     ---------------
                                                             6,448           5,212,167          65,265,887          65,275,240
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses:
Balance at December 31, 1996 and June 30, 1997                -                   -             (8,748,474)         (8,748,474)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at June 30, 1997                            $        6,448     	     5,212,167      $   56,520,318      $   56,526,766
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1997       June 30, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    1,695,618      $    1,243,791
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                                   810,211             583,543
    Amortization                                                                                    81,953                -
    Decrease in interest receivable                                                                 47,075              13,280
    Decrease (increase) in other assets                                                            225,253             (27,700)
    Increase in accounts payable                                                                   174,721             125,887
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                       3,034,831           1,938,801
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                                                 (166,835)            (82,331)
 Acquisition of real estate                                                                    (12,431,193)         (1,914,598)
                                                                                            ---------------     ---------------
 Net cash used in investing activities                                                         (12,598,028)         (1,996,929)
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Net borrowings on line of credit                                                                8,573,671                -
 Proceeds from issuance of tax-exempt refunding bonds                                            3,450,000           2,750,000
 Distributions paid                                                                             (1,974,308)         (1,986,979)
 Bond issuance costs paid                                                                         (298,149)           (138,103)
 Principal paid on bonds payable                                                                   (80,000)	              -
                                                                                            ---------------     ---------------
 Net cash provided by financing activities                                                       9,671,214             624,918
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                108,017             566,790
Cash and temporary cash investments at beginning of period                                       2,021,860           1,912,560
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    2,129,877      $    2,479,350
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                   $      329,335      $         -
                                                                                            ===============     ===============
Supplemental schedule of non-cash investing activities
 Settlement of mortgage bond for real estate                                                $    8,760,000      $         -
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

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

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1997, and results of operations for all periods presented have been made.

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)



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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,322,650 at June 30, 1997. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the mortgage bonds, real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

On July 10, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 50,000 BUCs of the Partnership in open market transactions. Through June 30, 1997, 33,456 BUCs had been acquired at a cost of $294,070 (none during the quarter or six months ended June 30, 1997).

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at June 30, 1997, are as follows:

                                                                                                   Base
                                                                       Number      Maturity    Interest            Carrying
  Property Name                             Location                 of Units   	      Date        Rate(1)           Amount
  ----------------------------------        --------------------     --------   -------------   --------    -----------------
  Nonperforming:(2)
   Jefferson Place                          Olathe, KS                  352          12/01/10       8.5%          12,800,000
   Avalon Ridge                             Renton, WA                  356          09/01/11       8.5%          18,755,000
                                                                                                            -----------------
                                                                                                                  31,555,000
  Unrealized holding losses                                                                                       (8,748,474)
                                                                                                            -----------------
  Balance at June 30, 1997 (at estimated fair value)                                                        $     22,806,526
                                                                                                            =================

(1) In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership did not receive any contingent interest in 1997.
(2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1997 was $535,840 ($311,650 for the quarter ended June 30, 1997).

Reconciliation of the carrying amount of the mortgage bonds is as follows:

  Balance at December 31, 1996                                                                              $     31,566,526
   Settlement of mortgage bond for real estate                                                                     8,760,000(1)
                                                                                                            -----------------
  Balance at June 30, 1997                                                                                  $     22,806,526
                                                                                                            =================

(1) In accordance with the terms of the Loan Agreement underlying the $8,760,000 in tax-exempt mortgage bonds collateralized by Jackson Park Place (Jackson), the Partnership exercised its option to require the owner of Jackson to prepay the tax-exempt mortgage bonds. The Partnership entered into a Settlement Agreement with the owner of Jackson that provided for the Partnership to acquire Jackson at appraised value on May 7, 1997. In accordance with the terms of the Loan Agreement, the following disbursements were made: (i) $2,100,000 to America First Participating/Preferred Equity Mortgage Fund (PREP), an affiliated fund, representing payment of the outstanding balance of its Participating Loan on Jackson; (ii) $69,480 to PREP representing contingent interest income on its Participating Loan; (iii) $371,220 to AFCA 4 and $88,780 to the general partner of PREP representing due and unpaid administrative fees;
    (iv) $290,520 to the Partnership representing contingent interest income on the tax-exempt mortgage bonds; and (v) $360,000 to the owner of Jackson. These disbursements were funded with borrowings on the Partnership's Line of Credit. The Partnership also incurred costs of $17,736 in conjunction with the acquisition.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30	, 1997
(UNAUDITED)

6. Investment in Real Estate

During 1997, the Partnership acquired two multi-family properties, The Retreat and Jackson Park Place. The Retreat was financed primarily from proceeds from the Partnership's line of credit. Jackson Park Place was conveyed to the Partnership through a deed in lieu of foreclosure (see Note 5).

The Partnership's investment in real estate is comprised of the following at June 30, 1997:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         3,475,895            4,771,897
  The Park at Fifty Eight(3)(4)	       Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights (4)                   Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point(1)                       Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
  Park at Countryside(4)               Port Orange, FL           120            647,000         2,616,648            3,263,648
  The Retreat                          Atlanta, GA               226          1,800,000         7,315,263            9,115,263
  Jackson Park Place                   Fresno, CA                296          1,400,000        10,657,736           12,057,736
                                                                                                              -----------------
                                                                                                                    59,238,068
  Less accumulated depreciation                                                                                     (8,490,405)
                                                                                                              -----------------
  Balance at June 30, 1997                                                                                    $     50,747,663
                                                                                                              =================

(1) Property is encumbered as described in Note 8.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).
(4) Property is encumbered as described in Note 7.

7.  Bonds Payable

Bonds payable were originated by the Partnership through the issuance of tax-exempt refunding bonds. Bonds payable at June 30, 1997, consisted of the following:


                        Effective Final
                        Interest  Maturity                                      Annual            	         	Carrying
Collateral              Rate      Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- --------  ----------------------------------- ---------------------   -------------
The Park at Fifty Eight 6.65%     3/1/2021  semiannual payments of              range from $224,000     $   2,670,000
 					    																																		principal and/or interest           to $228,000
                                            are due each March 1 and September 1

Shelby Heights and						6.10%     3/1/2022  semiannual payments of              range from $266,000         3,450,000
 Park at Countryside                        principal and/or interest           to $276,000
                                            are due each March 1 and September 1																								-------------

Balance at June 30, 1997				 																																																																											$   6,120,000
																																																																																																								=============

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

8. Line of Credit

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with The First National Bank of Boston (the Bank). The Line of Credit provides interim financing for the acquisition of multifamily residential properties. It expires on December 19, 1997; however, the maturity date may be extended one year if certain conditions are met. The Line of Credit bears interest, which is payable monthly, at 1/2% above the Bank's base rate (9% as of June 30, 1997). In addition, the Partnership pays a facility fee of 1/4 of 1% on the unused portion of the line which is payable quarterly in arrears. The Line of Credit is collateralized by Covey at Fox Valley and Coral Point; however, the Partnership may substitute other real estate owned as collateral, subject to the approval of the Bank. The Partnership had borrowings of $12,157,871 against the Line of Credit and had $2,842,129 of available unused credit as of June 30, 1997. The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements.

9. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1997 was $784,187 ($433,660 for the quarter ended June 30, 1997). AFCA 4 or an affiliate also paid $214,195 ($141,775 for the quarter ended June 30, 1997) in costs capitalized by the Partnership during 1997 which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the offering of multifamily housing revenue refunding bonds and the acquisition of real estate. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 during 1997 was $113,100 ($56,550 for the quarter ended June 30, 1997). AFCA 4 also received administrative fees of $371,220 in conjunction with the Jackson Park Place Settlement Agreement described in Note
5. AFCA 4 did not receive any other administrative fees from property owners during 1997.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The amount of such fees paid to AFCA 4 was $112,277 for the quarter and six months ended June 30, 1997.

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

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place, Avalon Ridge, Park at Countryside (beginning in January
1997), The Retreat (beginning in April 1997) and Jackson Park Place (beginning in May 1997). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $271,228 ($145,429 for the quarter ended June 30, 1997) in 1997.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

10. Subsequent Event

On July 30, 1997, the Partnership received proceeds of $12,200,000 through the offering of multifamily housing revenue refunding bonds on Jefferson Place. The bonds were rated "A-" by Standard and Poor's Rating Services, bear interest at an effective rate of 5.88% and have a 25-year maturity. Proceeds from the offering were primarily used to pay down the Line of Credit.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

America First Tax Exempt Mortgage Fund 2 (the Prior Partnership) originally acquired nine tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. The Prior Partnership subsequently acquired five of the properties through foreclosure or deed in lieu of foreclosure and one tax-exempt mortgage bond was prepaid in full. During 1996, the Prior Partnership acquired Phase I of the Park at Fifty Eight Apartments.

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

During 1996, the Partnership acquired Park at Countryside and during 1997 the Partnership acquired The Retreat. In addition, Jackson Park Place was conveyed to the Partnership during 1997 through a deed in lieu of foreclosure. At June 30, 1997, the Partnership continued to hold two tax-exempt mortgage bonds with a carrying value, at estimated fair value, of $22,806,526 and eight real estate properties acquired with a depreciated cost of $50,747,663.

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at June 30, 1997:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place(1)                  Fresno, CA                                          296            279             94%
Jefferson Place                        Olathe, KS                                          352            342             97%
Avalon Ridge                           Renton, WA                                          356            340             96%
Covey at Fox Valley(1)                 Aurora, IL                                          216            210             97%
The Park at Fifty Eight(3)             Chattanooga, TN                                     196            193             98%
Shelby Heights(1)                      Bristol, TN                                         100             99             99%
Coral Point(1)                         Mesa, AZ                                            336            309             92%
Park at Countryside                    Port Orange, FL                                     120            118             98%
The Retreat                            Atlanta, GA                                         226            211             93%
                                                                                     ----------     ----------     -----------
                                                                                         2,198          2,101             96%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)           Palm Bay, FL                                      72,002(2)      42,839(2)          60%
                                                                                     ==========     ==========     ===========

(1) Property acquired through foreclosure or deed in lieu of foreclosure.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).

The principal amounts of the tax-exempt mortgage bonds do not amortize over their terms. The tax-exempt mortgage bonds provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bonds. The base interest payments received on the tax-exempt mortgage bonds and net rental income earned on properties owned represent the principal sources of the Partnership's income and distributable cash. During 1997, the Partnership also received contingent interest of $290,520 on its Jackson Park Place mortgage bond (see further discussion under Asset Quality). The Partnership also earns income on temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with the First National Bank of Boston (the Bank). The Line of Credit provides interim financing for the acquisition of multifamily residential properties. The Line of Credit bears interest at 1/2% above the Bank's base rate (9% as of June 30, 1997). The Line of Credit expires on December 19, 1997; however, the maturity date may be extended one year if certain conditions are met. The Partnership had borrowings of $12,157,871 against the Line of Credit and had $2,842,129 of available unused credit as of June 30, 1997. The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements. The Partnership intends to repay borrowings under the Line of Credit through the refunding of existing tax-exempt bonds that are associated with certain properties acquired in foreclosure.

On April 10, 1997, the Partnership acquired The Retreat Apartments, a 226-unit multifamily housing property located in Atlanta, Georgia. The property was acquired at a total cost of $9,115,263 and was financed primarily from proceeds from the Partnership's Line of Credit. The Partnership anticipates obtaining permanent financing for the property through the offering of certain of its tax-exempt mortgage bonds.

On July 30, 1997, the Partnership received proceeds of $12,200,000 through the offering of multifamily housing revenue refunding bonds on Jefferson Place. The bonds were rated "A-" by Standard and Poor's Rating Services, bear interest at an effective rate of 5.88% and have a 25-year maturity. Proceeds from the offering were primarily used to pay down the Line of Credit.

During the six months ended June 30, 1997, $531,521 of undistributed income was placed in reserves (a net amount of $1,790 was withdrawn from reserves for the quarter ended June 30, 1997). The total amount held in reserves at June 30, 1997, was $1,322,650. Future distributions to BUC Holders will depend upon the amount of base and contingent interest and net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                            For the Six           For the Six
                                                                               		  							 Months Ended          Months Ended
                                                                                          June 30, 1997         June 30, 1996
                                                                                         ---------------       ---------------
Regular monthly distributions
 Income                                                                                  $        .2196        $        .2638
 Return of capital                                                                                .1554                 .1112
                                                                                         ---------------       ---------------
                                                                                         $        .3750        $        .3750
                                                                                         ===============       ===============
Distributions
 Paid out of current and prior undistributed cash flow                                   $        .3750        $        .3750
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

Internal property valuations and reviews performed during the six months ended June 30, 1997, indicated that the mortgage bonds and real estate recorded on the balance sheet at June 30, 1997, required no adjustments to their current carrying amounts.

In accordance with the terms of the Loan Agreement underlying the $8,760,000 in tax-exempt mortgage bonds collateralized by Jackson Park Place (Jackson), the Partnership exercised its option to require the owner of Jackson to prepay the tax-exempt mortgage bonds. The Partnership entered into a Settlement Agreement with the owner of Jackson that provided for the Partnership to acquire Jackson at appraised value on May 7, 1997. In accordance with the terms of the Loan Agreement, the following disbursements were made: (i) $2,100,000 to America First Participating/Preferred Equity Mortgage Fund
(PREP), an affiliated fund, representing payment of the outstanding balance of its Participating Loan on Jackson; (ii) $69,480 to PREP representing contingent interest income on its Participating Loan; (iii) $371,220 to AFCA 4 and $88,780 to the general partner of PREP representing due and unpaid administrative fees; (iv) $290,520 to the Partnership representing contingent interest income on the tax-exempt mortgage bonds; and (v)
$360,000 to the owner of Jackson. These disbursements were funded with borrowings on the Partnership's Line of Credit. The Partnership also incurred costs of $17,736 in conjunction with the acquisition.

The overall status of the Partnership's other mortgage bonds and real estate owned has generally remained constant since March 31, 1997.

Results of Operations

The tables below compare the results of operations for each period shown. Results of operations for 1996 include the accounts of the Prior Partnership.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                        June 30, 1997       June 30, 1996           From 1996
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $      421,444      $      521,648      $     (100,204)
Contingent interest income                                                    290,520                -                290,520
Rental income                                                               2,331,340           1,422,169             909,171
Interest income on temporary cash investments                                  22,878              13,507               9,371
                                                                       ---------------     ---------------     ---------------
                                                                            3,066,182           1,957,324           1,108,858
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           269,078             305,960             (36,882)
Real estate operating expenses                                              1,139,355             750,550             388,805
Depreciation                                                                  477,322             275,451             201,871
Interest expense                                                              381,864              30,362             351,502
                                                                       ---------------     ---------------     ---------------
                                                                            2,267,619           1,362,323             905,296
                                                                       ---------------     ---------------     ---------------
Net income                                                             $      798,563      $      595,001      $      203,562
                                                                       ===============     ===============     ===============

                                                                          For the Six         For the Six           Increase
                                                                         Months Ended        Months Ended           (Decrease)
                                                                        June 30, 1997       June 30, 1996           From 1996
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $    1,053,948      $    1,116,553      $      (62,605)
Contingent interest income                                                    290,520                -                290,520
Rental income                                                               4,024,158           2,719,570           1,304,588
Interest income on temporary cash investments                                  28,866              24,570               4,296
                                                                       ---------------     ---------------     ---------------
                                                                            5,397,492           3,860,693           1,536,799
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           539,163             535,041               4,122
Real estate operating expenses                                              1,805,379           1,467,956             337,423
Depreciation                                                                  810,211             583,543             226,668
Interest expense                                                              547,121              30,362             516,759
                                                                       ---------------     ---------------     ---------------
                                                                            3,701,874           2,616,902           1,084,972
                                                                       ---------------     ---------------     ---------------
Net income                                                             $    1,695,618      $    1,243,791      $      451,827
                                                                       ===============     ===============     ===============

Mortgage bond investment income decreased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996. Approximately $124,000 of such decrease was due to the Jackson Park Place Settlement Agreement (see further discussion under Asset Quality). This decrease was partially offset by an increase in the cash flow received from Avalon Ridge of approximately $29,000 and $53,000 for the quarter and six months ended June 30, 1997, respectively, and a decrease of approximately $5,000 for the quarter and an increase of approximately $8,000 for the six months in cash flow received from Jefferson Place. The increase in cash flow received from Avalon Ridge is due primarily to increases in average occupancy of 14% and 13% for the quarter and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

The Partnership earned contingent interest income of $290,520 for the quarter and six months ended June 30, 1997, in conjunction with the Jackson Park Place Settlement Agreement (see further discussion under Asset Quality). No such income was earned for the quarter and six month periods ended June 30, 1996.

Rental income increased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996. The increase for the quarter is attributable to: (i) an increase of $817,000 due to the acquisitions of Park at Countryside in December 1996, The Retreat in April 1997, and Jackson Park Place in May 1997; (ii) an increase of $60,000 from The Park at Fifty Eight due primarily to the acquisition of Phase I of this property in May 1996;
(iii) an increase of $16,000 generated by Shelby Heights due primarily to a 5% increase in the average occupancy; and (iv) net increases of $16,000 generated by the Partnership's other properties. The increase for the six months is attributable to: (i) an increase of $999,000 due to the acquisitions of Park at Countryside, The Retreat, and Jackson Park Place; (ii) an increase of $183,000 from The Park at Fifty Eight due primarily to the acquisition of Phase I of this property; and (iii) an increase of $123,000 due to an increase in the average occupancy an rental rate increases at Covey at Fox Valley, Coral Point, Shelby Heights and The Exchange at Palm Bay.

Real estate operating expenses increased for the quarter ended June 30, 1997, compared to the same period in 1996. This increase is attributable to: (i) an increase of $424,000 due to the acquisitions of Park at Countryside, The Retreat, and Jackson Park Place; (ii) a net increase of $8,000 in various real estate operating expenses; partially offset by (iii) a decrease of $43,000 in repairs and maintenance expenses and capital improvements at Covey at Fox Valley and The Exchange at Palm Bay. Excluding property tax refunds of $180,000 received by Covey at Fox Valley during the quarter ended March 31, 1997, real estate operating expenses increased $517,000 for the six months ended June 30, 1997, compared to the same period in 1996. This increase is attributable to: (i) an increase of $506,000 due to the acquisitions of Park at Countryside, The Retreat, and Jackson Park Place; (ii) an increase of $68,000 at The Park at Fifty Eight due primarily to the acquisition of Phase I of this property; (iii) a net increase of $28,000 in various real estate operating expenses; partially offset by (iii) non-recurring leasing commissions of $85,000 incurred during the six months ended June 30, 1996.

Depreciation expense increased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, primarily attributable to property acquisitions made during 1996 and 1997 and to real estate capital improvements made at the Exchange at Palm Bay during 1996 and 1997.

Interest expense increased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996. This increase consisted of $276,000 and $389,000 of interest incurred on the Line of Credit for the quarter and six months ended June 30, 1997, respectively, and increases of $76,000 and $128,000 in interest incurred on bonds payable for the quarter and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

The increase in interest income on temporary cash investments for the quarter and six months ended June 30, 1997, compared to the same periods in 1996 is primarily due to an increase in the average interest rate earned on the Partnership reserves during 1997.

General and administrative expenses decreased for the quarter ended June 30, 1997, compared to the same period in 1996. This decrease is due to: (i) $75,000 in costs incurred during the quarter and six months ended June 30, 1996, in conjunction with the Partnership's merger with America First Tax Exempt Mortgage Fund 2 Limited Partnership; partially offset by increases in :
(ii) salaries and related expenses of $31,000; and (iii) other general and administrative expenses of $7,000.

General and administrative expenses increased for the six months ended June 30, 1997, compared to the same period in 1996, due primarily to increases in:
(i) salaries and related expenses of $68,000; (ii) other general and administrative expenses of $11,000; partially offset by (iii) $75,000 in costs incurred in 1996 in conjunction with the merger described above.

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

              10(d) Settlement Agreement among the Registrant and Jackson Park
                    Place, Artel Farms, Inc., and David A. Dyck dated April 11, 1997.

          (b)  Form 8-K

               The registrant filed the following report on Form 8-K during the quarter for which this report is filed.

               Item Reported    Financial Statements Filed    Date of Report

               2. Acquisition                no               April 10, 1997
                  or Disposition
                  of Assets

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1997       AMERICA FIRST APARTMENT INVESTORS, L.P.

                              By America First Capital
                                   Associates Limited
                                   Partnership Four, General
                                   Partner of the Registrant

                              By America First Companies L.L.C.,
                                   General Partner of America First Capital
                                   Associates Limited Partnership Four

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President and Principal Financial
                                   Officer

                                   EXHIBIT 10(d)


                               SETTLEMENT AGREEMENT

	                        SETTLEMENT AGREEMENT


     THIS SETTLEMENT AGREEMENT (this "Agreement") is entered into as of April 11, 1997 among AMERICA FIRST APARTMENT INVESTORS, L.P., a Delaware limited partnership, successor to America First Tax Exempt Mortgage Fund 2 Limited
Partnership   ("Lender"), and JACKSON PARK PLACE, a California limited
partnership ("Debtor"), ARTEL FARMS, INC., a California corporation ("General Partner"), and DAVID A. DYCK ("Dyck") (Debtor, General Partner and Dyck are referred to collectively as the "Debtor Entities").

                       	PRELIMINARY STATEMENT

     To finance a portion of the costs related to developing the Property, Lender purchased the Note of the Issuer, issued pursuant to the Lender Loan Agreement. The proceeds of the Note were used to make a Project Loan to the Debtor, which Project Loan is evidenced by the Loan Agreement is further evidenced and secured by the Project Loan Documents.

     To finance other costs relating to the development of the Property, PREP Fund made a loan to Debtor which is evidenced and secured by the PREP Fund Loan Documents.

     Pursuant to the Intercreditor Agreement, the Project Loan Documents are in parity in all respects with the PREP Fund Loan Documents.

     Lender gave notice to Debtor by letter dated October 2, 1996, that the
Note is to be redeemed on April 15, 1997 in accordance with Article III,
Section 3.01(f) of the Lender Loan Agreement. Accordingly, Debtor shall convey the Property and the Property Rights to Lender on the terms and conditions set forth in this Agreement, and Lender has agreed to accept the Property and the Property Rights in accordance herewith and Lender and Debtor have agreed that such conveyance shall not have the effect of extinguishing or otherwise satisfying the Note of the Issuer.

	                             AGREEMENT

     In consideration of the Preliminary Statements, the agreements set forth herein and other consideration, the adequacy, sufficiency and receipt of which is acknowledged, Debtor and Lender agree as follows:

                              ARTICLE I

                             DEFINITIONS

     Initially capitalized terms used in the Agreement shall have the following meanings, unless otherwise defined or the context clearly requires otherwise:

     "Advisory Agreement" means that certain Advisory Agreement dated as of the date of this Agreement between General Partner and America First Properties Management Company, L.L.C., a Delaware limited liability company.

     "Assignment" shall mean that certain Assignment and Assumption Agreement to be executed, acknowledged and delivered by Nominee and Debtor pursuant to this Agreement in the form attached hereto as Exhibit B.

     "Assignment Agreement" means that certain Assignment Agreement dated as of September 1, 1987 from Issuer to Lender pursuant to which Issuer assigned to Lender, among other things, its interest in the Lender Loan Agreement and the Note.

     "Assignment of Agreements, Permits and Licenses" means that certain Assignment of Agreements, Permits and Licenses dated as of September 1, 1987 from Debtor, as assignor, to Lender, as assignee, as further security for the Note.

     "Assignment of Rents and Leases" means that certain Assignment of Rents and Leases dated as of September 1, 1987 from Debtor, as assignor, to Lender, as assignee, encumbering the Property as further security for the Note.

     "Bankruptcy Code" shall mean Title 11 of the United States Code, as amended.

     "Bill of Sale" shall mean that certain General Warranty Bill of Sale to be executed and delivered by Debtor pursuant to this Agreement in the form attached hereto as Exhibit C.

    "Business Day" shall mean any day which is not a Saturday, a Sunday or a federal holiday.

    "Cash Flow Reserve Fund" means those certain funds, if any, held in escrow
pursuant to the Cash Flow Guarantee Agreement. 	 	"Cash Flow Guarantee
Agreement" means that certain Cash Flow Guarantee Reserve Fund Escrow Agreement dated as of September 1, 1987 among Debtor, Lender, PREP Fund and FirsTier Bank, National Association with respect to the Note.

     "Closing" shall mean the completion of the delivery, exchange and recording, as applicable, of the items described in Section 4.2 of this Agreement.

     "Closing Date" shall mean the date on which the Closing occurs.

     "Confidential Information" shall mean this Agreement, the terms and conditions of this Agreement and the other Settlement Documents and the transactions contemplated therein.

     "Deed" shall mean that certain General Warranty Deed to be executed, acknowledged and delivered by Debtor pursuant to this Agreement in the form attached hereto as Exhibit E.

     "Deed of Trust" shall mean that certain Deed of Trust and Security Agreement dated as of September 1, 1987, from Debtor to Lawyers Title Insurance Corporation, as trustee, for the benefit of Lender, recorded on September 22, 1987 as Document No. 87116292 in the Office of the County Recorder, Fresno County, California.

     "Deposits" shall mean all security deposits in the possession of the Debtor Entities with respect to the Property.

     "Entity" shall mean any partnership, corporation, association, joint stock company, trust, real estate investment trust, joint venture or unincorporated organization.

     "Environmental Laws" shall mean any and all applicable federal, state, local or municipal laws, rules, orders, regulations, statutes, ordinances, codes, decrees or requirements of any applicable governmental authority with appropriate jurisdiction relating to or imposing liability or standards of conduct concerning the protection of the environment or natural resources, or to emissions, discharges, releases or threatened releases of Hazardous Materials into the environment, including ambient air, surface water, ground water or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials.

     "Escrow" shall mean that certain escrow established by Lender and the Debtor Entities to facilitate the Closing.

     "Escrow Account" means that certain tax and insurance escrow account held by Lender or America First Mortgage Corp., as servicer with respect to the
Property. 	 	"Escrow Agent" shall mean Lawyers Title Insurance Corporation,
Los Angeles, California.

     "Escrow Agreement" means that certain Escrow Agreement dated as of September 1, 1987 among Issuer, Debtor, Lender, PREP Fund and FirsTier Bank, National Association with respect to the Note.

     "Escrow Instructions" shall mean Escrow Instructions in a form mutually acceptable to Lender, the Debtor Entities and the Escrow Agent to be executed and delivered by Lender, the Debtor Entities and the Escrow Agent to facilitate the Closing.

     "Event of Default" shall mean a breach of the terms and conditions of this Agreement if notice of such breach from Lender to the Debtor Entities, or the Debtor Entities to Lender, as applicable, has been given and such breach is continuing 15 days after such notice.

     "Foreclosure" shall mean any judicial foreclosure action or nonjudicial power of sale under the Project Loan Documents.

     "General Partner" means Artel Farms, Inc., a California corporation.

     "Hazardous Material" shall mean any substance, material or waste, defined or regulated as hazardous or toxic under any Environmental Law and which is in a quantity sufficient to require compliance with any Environmental Law, including, without limitation, asbestos, gasoline and any other petroleum products, polychlorinated biphenyls and urea-formaldehyde insulation.

     "Issuer" means the City of Fresno, California.

     "Land" shall mean that certain real property located in Fresno, Fresno County, California described more particularly in Exhibit A attached hereto and all rights appurtenant thereto.

     "Lender Indemnified Parties" shall mean Lender, Nominee and each of their officers, directors, partners, employees, agents, representatives and affiliates, as applicable, and the officers, directors, employees, agents, representatives and affiliates of each of their partners and their partners, as applicable.

     "Lender Loan Agreement" means that certain Lender Loan Agreement dated as of September 1, 1987 between the Issuer and Lender pursuant to which Lender purchased the Note.

     "Loan" shall mean that certain loan evidenced by the Note.

     "Loan Agreement" shall mean that certain Loan Agreement dated as of September 1, 1987 between Issuer and Debtor pursuant to which Issuer loaned the proceeds of the Note to Debtor.

     "Nominee" means such entity as Lender may designate prior to the Closing.

     "Note" shall mean that certain $8,760,000 City of Fresno, California Multifamily Mortgage Revenue Note (Jackson Park Place Project) Series 1987 dated as of September 1, 1987.

     "Opinion" shall mean that certain legal opinion delivered by counsel to the Debtor Entities in the form attached hereto as Exhibit F.

     "Owner's Affidavit" shall mean the affidavit or affidavits delivered by the Debtor Entities, as applicable, to Lender and the Escrow Agent as a condition to the issuance of the Title Policy, which Owner's Affidavit shall contain such certifications, representations and warranties as are required to delete all standard exceptions from the Title Policy, including, without limitation, the survey exceptions.

     "Permitted Encumbrances" shall mean such liens, encumbrances and restrictions described in Exhibit G to this Agreement.

     "PREP Fund" means America First Participating/Preferred Equity Mortgage Fund, a Nebraska general partnership.

     "PREP Fund Assignment of Agreements, Permits and Licenses" means that certain Assignment of Agreements, Permits and Licenses dated as of September 1, 1987 for Debtor, as assignor, to PREP Fund, as assignee, as further security for the PREP Fund Note.

     "PREP Fund Assignment of Rents and Leases" means that certain Assignment of Rents and Leases dated as of September 1, 1987 from Debtor, as assignor, to PREP Fund, as assignee, encumbering the Premises as further security for the PREP Fund Note.

     "PREP Fund Deed of Trust" means that certain Deed of Trust and Security Agreement dated as of September 1, 1987 from Debtor, as grantor, to PREP Fund, as beneficiary, and Lawyers Title Insurance Corporation, as trustee, recorded on September 22, 1987 as Document No. 87116293 in the Office of the County Recorder, Fresno, California.

     "PREP Fund Loan Documents" means the PREP Fund Note, the PREP Fund Note Purchase Agreement, the PREP Fund Assignment of Agreements, Permits and Licenses, the PREP Fund Assignment of Rents and Leases, the PREP Fund Deed of Trust, the PREP Fund Service Agreement, the PREP Fund UCCs and any and all other certificates, instruments and documents delivered in connection with the PREP Fund Loan and amendments thereto.

     "PREP Fund Note" means that certain $2,100,000 Mortgage Note of Debtor in favor of PREP Fund.

     "PREP Fund Note Purchase Agreement" means that certain Note Purchase Agreement between Debtor and PREP Fund dated as of September 1, 1987 relating to the PREP Fund Note.

     "PREP Fund Service Agreement" means that certain PREP Fund Service Agreement dated as of September 1, 1987 between PREP Fund and America First Mortgage Corp. as servicer, providing for the servicing of the loan evidenced by the PREP Fund Note.

     "PREP Fund UCCs" means those certain Uniform Commercial Code Financing Statements between Debtor and PREP Fund with respect to the PREP Fund Loan.

     "Project Loan Documents" shall mean the Deed of Trust, the Loan Agreement, Assignment Agreement, the Assignment of Agreements, the Assignment of Rents and Leases, the Cash Flow Guarantee Agreement, the Loan Agreement, the Regulatory Agreement, the Servicing Agreement, the UCCs and any and all other certificates, instruments and documents delivered in connection with the Loan and amendments thereto.

     "Property" shall mean the multifamily residential development known as Jackson Park Place consisting of the Land and all improvements constructed upon or attached to the Land, including without limitation, buildings, structures, fixtures and other improvements of every kind and nature, whether presently situated in, on or under the Land or hereafter constructed, erected, installed or used in, on or under the Land.

     "Property Rights" shall mean all of the (i) equipment, fixtures, inventory, supplies, furnishings and other items of tangible or intangible personal property owned by Debtor and situated in, on, about or used in connection with the Property, (ii) motor vehicles used in connection with the Property, (iii) plans, drawings, specifications, surveys, engineering reports, technical descriptions, leasing and rental materials and forms and records possessed by Debtor pertaining to the Property, (iv) to the extent such transfer is not prohibited by applicable law or third-party agreement, the telephone number(s) used in connection with the operation of the Property, and all telephone directory advertising in connection therewith, (v) the Tenant Leases, (vi) the Deposits and all other deposits made, received or held by Debtor which have not been forfeited prior to the Closing Date by the parties making such deposits, (vii) all warranties, guaranties, indemnities, claims and permits pertaining to the Property and (viii) all funds held in the Escrow Account and the Cash Flow Guarantee Reserve Fund.

     "Regulatory Agreement" means that certain Regulatory Agreement dated as of September 1, 1987 among Issuer, Debtor and Lender affecting the Property.

     "Release" shall mean that certain Release to be executed, acknowledged and delivered by Lender and the Debtor Entities pursuant to this Agreement in the form attached hereto as Exhibit H.

     "Rent Roll and Report" shall mean the rent roll and report dated        ,
1997 certified by Debtor containing a rent roll of the Tenant Leases, including the Deposits, an accounting of the accounts receivable and accounts payable of the Property, and a list of each person or entity who has provided goods or services of at least $1,000 in value to the Property during the preceding 12 months.

     "Servicing Agreement" means that certain Servicing Agreement dated as of September 1, 1987 between Lender and America First Mortgage Corp., as servicer, providing for the servicing of the loan evidenced by the Note.

     "Settlement Documents" shall mean this Agreement and all documents, instruments and certificates executed and/or delivered in connection with the transactions contemplated by this Agreement.

     "Tenant Leases" shall mean those certain residential tenant leases of the Property in effect as of the Closing Date.

     "Title Policy" shall mean the owner's policy of title insurance to be issued with respect to the Property described in Article V of this Agreement.

     "UCCs" shall mean those financing statements between Lender and Debtor with respect to the Loan.

                               ARTICLE II

                                TRANSFER

     Section 1.1. Transfer of Property and Property Rights; Purchase Price. Debtor agrees to convey to Lender, or at Lender's election, Nominee, the Property pursuant to the Deed and the Property Rights pursuant to the Bill of Sale and the Assignment. Lender, Nominee and Debtor, as applicable, shall execute and deliver, or cause to be executed and delivered, such other documents and instruments, and take such actions, as are required by the terms of Article IV. To the extent applicable, each Debtor Entity hereby renounces any and all rights under Section 9505 of the Uniform Commercial Code, as adopted in California, to written notice of a proposal of retention of collateral in satisfaction of indebtedness and waives any claim or defense based thereon.

     Section 1.2. Consideration. At the Closing, Lender shall pay to Debtor the sum of $360,000 in immediately available funds.

     Section 1.3. Escrow Account and Cash Flow Guarantee Reserve Fund. Effective as of the Closing, all funds currently held in the Escrow Account and Cash Flow Guarantee Reserve Fund shall be the exclusive property of, and shall be transferred in immediately available funds to, Lender. The Debtor Entities agree to execute documents deemed reasonably necessary by Lender directing that such funds be delivered and released to Lender, and the Debtor Entities shall take such further actions deemed reasonably necessary by Lender to cause the funds held in such escrows to be delivered to Lender.

                             ARTICLE III

              REPRESENTATIONS, WARRANTIES AND COVENANTS

     The representations, warranties and covenants contained in this Article are being made to induce Lender to enter into this Agreement and the transactions contemplated herein, and Lender has relied, and will continue to rely, upon such representations, warranties and covenants. The representations, warranties and covenants contained in this Article are true and correct as of the date of this Agreement and the Closing Date and shall survive the Closing and the delivery and/or recording of any document contemplated by this Agreement. Each of the Debtor Entities represent, warrant and covenant, as the context requires, as follows:

          (a)	Litigation.  No action, suit, proceeding or investigation is pending or threatened against the Property, the Property Rights or any of the Debtor Entities.

          (b)	Financial Condition.  No bankruptcy, insolvency, reorganization or liquidation proceeding is now pending or, to the best of their knowledge, threatened in writing against any of the Debtor Entities.

          (c)	No Conflict.  Neither the execution, delivery nor performance of this Agreement will conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under any agreement or instrument to which the Debtor Entities are now a party or by which the Debtor Entities may be bound.

          (d)	Consents and Approvals.  No consents, approvals or
     authorizations are required for the execution, delivery or performance of this Agreement by the Debtor Entities or for the Debtor Entities' compliance with the terms and provisions of this Agreement.

          (e)	Licenses, Permits, Etc.  The Debtor Entities have provided
     Lender with true, correct and complete copies of all licenses and permits which are required to own and operate the Property and have delivered to Lender all other documents, instruments, approvals, certificates, plans and specifications, records and reports with respect to the Property in the possession of the Debtor Entities a list of which is attached as
     Exhibit I.

          (f)	Warranties of Title.  Debtor is the holder of the fee simple interest in the Property and the sole owner of the Property Rights. The Property and the Property Rights are free and clear of any and all liens, interests, leases, executory contracts, recorded or unrecorded easements, obligations, options and encumbrances, except for the Permitted Encumbrances.

          (g)	Authority.  Each of the Debtor Entities has the full right,
     power and authority to execute, deliver and perform this Agreement and the Settlement Documents and to consummate the transactions contemplated thereby, and the parties executing this Agreement on behalf of Debtor are fully authorized and directed to execute the same to legally and validly bind the Debtor Entities. Each of Debtor's partners and their respective partnership interests are listed on the attached Exhibit J, and each of General Partner's shareholders and their respective ownership interests are listed on the attached Exhibit K.

          (h)	Compliance With Laws.  All licenses, permits and approvals
     necessary to own and operate the Property and the Property Rights are in full force and effect and there are no violations thereof or of any federal, state or local laws or regulations. Debtor has complied with all applicable laws, statutes, rules, regulations, regulatory agreements and ordinances in its ownership, leasing, use and operation of the Property.

          (i)	Enforceability.  This Agreement and the Settlement Documents
     have been duly authorized, executed and delivered and constitute the legal, valid and binding obligations of the Debtor Entities, enforceable against them in accordance with their respective terms.

          (j)	Access; Zoning; Utilities.  There are adequate ingress and
     egress rights from and to the Property on public roadways, and such ingress and egress rights run with the Property. The Debtor Entities are not aware of any current or future limitation of ingress or egress to the Property. The Property is properly zoned for its use as a multifamily residence, and Debtor is aware of no violations of applicable zoning ordinances. The Property is served by adequate utilities for its use as a multifamily residence.

          (k)	Tax-exempt Status of the Note; Preservation.	  Debtor
     acknowledges that the interest on the Note is intended to be excluded from gross income for income tax purposes and represents and warrants that at all times subsequent to the issuance of the Note Debtor has abided by all covenants of the Regulatory Agreement and has not taken or omitted to take any action with respect to the Project or the use of the proceeds of the Note that would adversely affect such exclusion. Debtor acknowledges and agrees that neither this Agreement nor any transaction contemplated by this Agreement shal constitute an extinguishment or other satisfaction of the Note, which Note the Lender intends to continue to hold and treat as unpaid and outstanding for all purposes after completion of the transactions contemplated by this Agreement.

          (l)	Acknowledgement of Terms.  Each of the Debtor Entities has
     thoroughly read and reviewed the terms and provisions of this Agreement and the other Settlement Documents, and the terms and provisions are clearly understood and have been fully and unconditionally consented to by each of the Debtor Entities; each of the Debtor Entities has had a full and complete opportunity for advice of counsel of their own selection in regard to understanding the terms, meaning and effect of this Agreement and the other Settlement Documents; each of the Debtor Entities has freely and voluntarily executed this Agreement and the other Settlement Documents with full knowledge of the consequences thereof and without duress; no Debtor Entity has relied on representations, either written or oral, express or implied, made to them by any party except as expressly set forth in this Agreement and the other Settlement Documents; and each of the Debtor Entities has received actual, adequate and new consideration hereunder.

          (m)	Obligations and Liabilities.  The Debtor Entities have delivered the Rent Roll and Report to Lender. The Rent Roll and Report contained a true, complete and correct list of all Tenant Leases, all creditors of Debtor and/or the Property and the sums due such creditors as of the date of the Rent Roll and Report. The Rent Roll and Report will be brought current and will be true, correct and complete as of the Closing Date. Except for certain monetary defaults under the Project Loan Documents and the accounts payable described in the Rent Roll and Report, there are no outstanding liabilities and/or monetary obligations of Debtor or the Property, including, without limitation, real property taxes and assessments, personal property taxes, state and federal employee withholding taxes, state and local gross receipts and occupancy taxes, fees and assessments and operating expenses and costs, and other fees and charges which may constitute or become a lien against the Debtor Entities or any of their assets, including, without limitation, the Property.

          (n)	Environmental Compliance; Environmental Indemnification.  The
     Property is not in violation of any applicable Environmental Laws and is not subject to any remedial action or plan specifically ordered or issued for the Property under any Environmental Laws and no notice has been received from any governmental or quasi-governmental agency that the Property is subject to any existing, pending or threatened investigation or inquiry by any governmental authority. Furthermore, there are no Hazardous Materials located at, on or about the Property other than in de minimis quantities, but only then to the extent the presence of such materials is reasonably required to carry out the operations of a multifamily residence (e.g., cleaning fluids; paint). At no time during the ownership of the Property by Debtor has the Property been in violation of any Environmental Laws, nor has a release of any Hazardous Material occurred at, on or about the Property during the ownership of the Property by the Debtor Entities. No portion of the Property is located within 2000 feet of a significant disposal of "hazardous waste" within the meaning of Section 25221 of the California Health and Safety Code.

          (o)	Bulk Sale.  The transactions contemplated by this Agreement are not subject to the bulk sale requirements, if any, of the Uniform Commercial Code of the State of California.

          (p)	Improvements.  No improvements have been constructed on the
     Property since the closing of the Loan other than as disclosed on the attached Exhibit L.

     The Debtor Entities, jointly and severally, hereby indemnify and hold harmless the Lender Indemnified Parties from any claim, loss, liability, damage, demand, cause of action, cost, expense or fee (including, without limitation, attorneys' fees and expenses, accountants' fees and expenses or fees and expenses of other associated professionals) that may be paid, suffered or incurred by, or asserted against, the Lender Indemnified Parties resulting from a breach of the representations, warranties and covenants set forth in this Section and any other representations and warranties contained in the Settlement Documents.

                              ARTICLE IV

                          ESCROW AND CLOSING

     Section 4.1. Escrow Closing. The transfer of the Property and the Property Rights from Debtor to Lender or Nominee shall be accomplished through the Escrow, but in no event later than May 15, 1997. The Closing shall be deemed to have occurred only upon the delivery, exchange and recording, as applicable, of all of the items described in Section 4.2 of this Agreement.

     Section 4.2. Deliveries. The Debtor Entities, Lender and Nominee, as applicable, shall deliver or cause to be delivered to each other or the Escrow Agent, as applicable, each of the following:

          (i)	the Deed, duly executed and acknowledged by Debtor;

          (ii)	the Bill of Sale, duly executed and acknowledged by Debtor;

          (iii)	the Assignment, duly executed and acknowledged by Debtor and
     Lender or Nominee;

          (iv)	such evidence or documents as may be reasonably required by
     Lender evidencing the status-and capacity of the Debtor Entities and the authority of the person or persons who are executing the various documents on behalf of the Debtor Entities, as applicable, in connection with the transaction contemplated by this Agreement;

          (v)	an affidavit or statement, duly executed and acknowledged by
     Debtor, necessary to exempt the transfer of the Property from the withholding requirements of the Internal Revenue Code of 1986, as amended;

          (vi)	the Owner's Affidavit, duly executed and acknowledged by Debtor;

          (vii)	the Opinion executed by counsel to the Debtor Entities;

          (viii)	the amount of the Debtor Entities' portion of the prorations and costs described in Sections 4.4 and 4.5 of this Agreement in immediately available funds, to the extent such prorations and costs are determinable as of Closing;

          (ix)	the Rent Roll and Report certified by Debtor as true, correct and complete as of the Closing Date;

          (x)	the Advisory Agreement, duly executed and acknowledged by
     General Partner and/or Debtor and America First Properties Management Company, L.L.C.;

          (xi)	such documents, instruments and instructions as may be
     reasonably required by Lender to provide for the release of the funds held in the Escrow Account and the Cash Flow Guarantee Reserve Fund;

          (xii)	such other documents, certificates or other items contemplated by this Agreement or as Lender or Escrow Agent may reasonably request in order to consummate the transactions contemplated by this Agreement;

          (xiii)	such terminations of the existing property management
     agreements for the Property and service, management and leasing agreements for the Property as Lender shall require, duly executed and acknowledged by all applicable parties;

          (xiv)	the Release;

          (xv)	$360,000 in immediately available funds as contemplated by
     Section 1.2; and

          (xvi)	the Deposits and all other deposits held by Debtor shall be
     delivered by Debtor.

     Section 4.3. Escrow Instructions. Simultaneously with the execution of this Agreement, Lender and the Debtor Entities are executing and delivering to Escrow Agent the Escrow Instructions. It is the intention of Lender and the Debtor Entities that the provisions of the Escrow Instructions be consistent with the provisions of this Agreement. To the extent that there exists a conflict between the provisions of this Agreement and the Escrow Instructions, or any subsequent instructions supplied by any of the parties hereto, such conflict shall be resolved in favor of this Agreement unless otherwise expressly agreed to in writing by all parties hereto.

     Section 4.4. Prorations; Liabilities. (a) All revenues and operating expenses of the Property actually received or incurred, as applicable, by Debtor as of the Closing Date shall be prorated as of the Closing Date, with Lender receiving only the benefit and burden of such revenues and operating expenses attributable to the period of time from and after the Closing Date. Subject to Section 4.4(b), revenues and operating expenses of the Property attributable to the period of time prior to the Closing Date but received or paid by Lender subsequent to the Closing Date shall be promptly remitted by Lender to the Debtor Entities, or the Debtor Entities shall promptly reimburse Lender, as applicable; provided, however, Lender shall have no obligation to collect such revenues or to pay such operating expenses to the extent they were not reasonably incurred by the Debtor Entities in the operation of the Property. Debtor covenants to promptly apply any such revenues remitted to it by Lender to pay Debtor's accounts payable with respect to the Property as contemplated by Section 4.4(c).

     (b)	Lender and the Debtor Entities agree to make the post-Closing revenue and operating expense adjustments contemplated by Section 4.4(a) within 75 days of the Closing Date, by which date the Debtor Entities will have satisfied all liabilities and obligations relating to such adjustments;
provided, however, to the extent additional adjustments are required subsequent to such time period, Lender and the Debtor Entities agree to promptly make such adjustments upon the reasonable request of the other.

     (c)	Liabilities and monetary obligations of the Debtor Entities with respect to the Property attributable to the period of time prior to the Closing Date are the sole responsibility of the Debtor Entities and shall be satisfied by the Debtor Entities within 75 days of the Closing Date.

     (d)	The Debtor Entities, jointly and severally, shall indemnify and hold the Lender Indemnified Parties harmless from and against any and all claims, losses, liabilities, damages, demands, causes of action, costs, expenses or fees (including, without limitation, attorneys' fees and expenses, accountants' fees and expenses or fees and expenses of other associated professionals) that may be paid, suffered or incurred by, or asserted against, the Lender Indemnified Parties resulting from the failure of the Debtor
Entities to satisfy their obligations as set forth in this Section 4.4.

     Section 4.5. Costs. All real and personal property taxes and assessments for calendar year 1997 with respect to the Property shall be prorated between Debtor and Lender as of the Closing Date. All real and personal property taxes and assessments for calendar year 1998 and subsequent years with respect to the Property shall be paid by Lender. Lender shall be responsible for the payment of all costs and expenses incurred by them in connection with the transactions contemplated by this Agreement, including, but not limited to, appraisal fees, environmental consultant fees, title insurance, escrow fees and premiums, recording fees, transfer taxes and fees, and documentary stamp taxes and fees. Each party shall be responsible for the payment of its attorneys fees.

                                 ARTICLE V

                    CONDITIONS PRECEDENT TO CLOSING

     In addition to any other covenants and agreements contained in this Agreement with respect to the Closing, it shall be a condition to the Closing that:

          (a)	No environmental or structural studies or inspections conducted by Lender with respect to the Property prior to the Closing Date shall have revealed any condition which, in the opinion of Lender, in its reasonable determination, has or would have a material adverse impact on the value of the Property;

          (b)	The Property and the Property Rights shall be conveyed to Lender free and clear of all liens, encumbrances, restrictions and security interests of any nature whatsoever, except the Permitted Encumbrances;

          (c)	The Escrow Agent shall unconditionally commit to issue to Lender simultaneously with the Closing (i) the Title Policy insuring Lender's fee simple title in and to the Property, subject only to the Permitted Encumbrances, containing extended coverage over all standard exceptions and such endorsements as Lender may reasonably require, and (ii) endorsements to the existing lender's title insurance policies issued in connection with the Deed of Trust bringing such policies current to the Closing Date and providing for such other affirmative coverage as Lender may reasonably require. If required by the Escrow Agent as a condition to the issuance of such policies, the Debtor Entities shall execute and deliver such affidavits as may be required confirming that fee simple title to the Properties has been conveyed by the Deed;

          (d)	The Property shall not have suffered any unrestored damage
     which, in the reasonable judgment of Lender, would impair Lender's ability to operate the Property;

          (e)	No eminent domain proceeding shall be pending or threatened in writing with respect to the Property;

          (f)	None of the Debtor Entities shall be the subject of any
     bankruptcy or reorganization proceeding; and

          (g)	All representations and warranties of the Debtor Entities shall be true, correct and complete as of the Closing Date and no Event of Default shall have occurred hereunder.

                                   ARTICLE VI

                                DEFAULT AND REMEDIES

     Upon an Event of Default, the non-defaulting party shall have the right to seek and enforce all rights and remedies under this Agreement available at law or in equity, including, without limitation, the right to seek equitable relief and/or money damages.

                                   ARTICLE VII

                            TRANSACTION CHARACTERIZATIONS

     Section 7.1. Relationship Between the Parties. The execution and performance of this Agreement and the Settlement Documents shall not be construed as the formation of a partnership or joint venture between Lender and the Debtor Entities or any one of them, under any circumstance whatsoever.

     Section 7.2. Conveyance Absolute; Foreclosure. (a) Lender and Debtor intend that the conveyance of the Property and the Property Rights is an absolute conveyance in effect as well as form, and the instruments of conveyance are not intended to serve or operate as a mortgage, security agreement, trust conveyance or security of any kind. Furthermore, the Deed is not being delivered as a preference against any creditors of the Debtor Entities. Lender and Debtor intend that the acceptance by Lender or Nominee of the Deed shall not create or cause a merger of Lender's interest as beneficiary under the Deed of Trust and the interest Lender or Nominee derives from the Deed.

     (b)	The Debtor Entities covenant and agree to take such actions and to execute such documents, certificates, affidavits, stipulations and instruments as may be reasonably required by Lender in the event Lender elects subsequent to the Closing to exercise its rights of Foreclosure (either judicial or nonjudicial) under the Project Loan Documents. Debtor intends that the lien of the Deed of Trust shall continue after the delivery of the Deed. The
Debtor Entities covenant and agree not to interfere with or oppose Lender in the Foreclosure and waive and agree not to seek injunctive or any other equitable relief or to assert any defense, counterclaim or setoff in or to the Foreclosure. The Debtor Entities hereby waive any rights of redemption, valuation, appraisement, stay of execution, marshalling or any other rights available to debtors or obligors generally in connection with the Foreclosure and agree to execute any waivers of such rights in connection with the Foreclosure as may be reasonably requested by Lender. The Debtor Entities (i) irrevocably appoint Dyck as the Debtor Entities agent to accept and acknowledge on behalf of the Debtor Entities service of any and all process solely for the Foreclosure and for no other purpose; provided, however, if Dyck shall not reside in or be located in the State of California at the time for such service of process, the Debtor Entities designate the Secretary of State of California as their agent to accept and acknowledge on behalf of the Debtor Entities such service of process and (ii) agree and consent that any such service of process shall be of the same force and validity as if service were made upon the Debtor Entities according to the laws governing the validity and requirements of such service in such state.

     Section 7.3. Effect of the Settlement Documents. (a) Lender and the Debtor Entities stipulate and agree not to challenge the validity, enforceability or characterization of this Agreement or the transactions contemplated by this Agreement as absolute conveyances and further stipulate and agree that nothing contained in the Settlement Documents creates a joint venture, a partnership, equitable mortgage, financing device or arrangement, security interest or the like. Lender and the Debtor Entities agree further to support the intent of the parties that this Agreement and the transaction contemplated by the Settlement Documents provide for an absolute conveyance and do not create a joint venture, partnership, equitable mortgage, financing device or arrangement, security interest or the like, if, and to the extent that, any challenge occurs.

     (b)	If, in any bankruptcy or insolvency proceeding of any of the Debtor
Entities or in the context of any other proceeding or litigation, there is a recharacterization, modification, alteration or setting aside of the conveyance or transfer of the Property, (ii) Lender's receipt of all or any portion of the proceeds of the Escrow Account or any other amounts previously paid to, or applied by, Lender against the obligations of any of the Debtor
Entities, or (iii) any other conveyances, transfers, assignments or transactions contemplated by the Settlement Documents, Lender may, at its election and in its sole and absolute discretion, rescind this Agreement and the other Settlement Documents and the transactions contemplated by this
Agreement and the other Settlement Documents, and, upon such rescission, the rights, obligations and responsibilities of the Debtor Entities and Lender under the Project Loan Documents shall be reinstated and once again be in full force and effect as if the Closing had never occurred.  It is the express intention of Lender and the Debtor Entities that, in the event of such rescission, the Settlement Documents shall not be construed or interpreted, in any manner or event whatsoever, to limit or otherwise modify or alter any rights, obligations or remedies of Lender or the Debtor Entities under the
Project Loan Documents.  Furthermore, in the event of such rescission, Lender and the Debtor Entities shall execute, acknowledge and record such instruments, documents and certificates as may be reasonably required by the other to reinstate the Project Loan Documents with the same force and effect which existed immediately prior to the Closing Date.

     Section 7.4	Waiver of Vendor's Lien.  Each Debtor Entity hereby expressly waives any right that it may now have or hereafter acquire under Section 3046 of the California Civil Code or otherwise to a vendor's lien against the
Property.

                               ARTICLE VIII

                         MISCELLANEOUS PROVISIONS

     Section 8.1. Notice. Any notice, request, demand, instruction or other communication (collectively referred to as "notices") to be given to any party hereunder shall be in writing and shall be deemed to be given upon (i) receipt, if hand delivered, (ii) confirmation, if delivered by facsimile transmission, (iii) the next business day, if delivered by express delivery service or overnight courier service, or (iv) the fifth business day following the day of deposit of such notice in registered or certified U.S. mail, return receipt requested, postage prepaid. Notices shall be provided to the parties and addresses (or facsimile numbers, as applicable) specified below:

     If to Lender:        c/o America First Companies
                          399 Park Avenue
                          New York, NY  10022
                          Attention:  Mr. Joseph N. Grego
                          Telephone:	(212) 935-8760
                          Telecopy:	(212) 935-8765

     With a copy to:      Mark R. Nethers, Esq.
                          Kutak Rock
                          Sixteenth Floor
                          3300 North Central Avenue
                          Phoenix, AZ  85012
                          Telephone:	(602) 285-1700
                          Telecopy:	(602) 285-1868

     If to Debtor:        Jackson Park Place
                          c/o Artel Farms, Inc.
                          1690 East Fir Street
                          Suite 113
                          Fresno, CA  93720
                          Attention:	Mr. David A. Dyck
                          Telephone:	(209) 299-2981
                          Telecopy:	(209) 299-6958

     If to Debtor
     by Regular Mail:     Jackson Park Place
                          c/o Artel Farms, Inc.
                          P.O. Box 25759
                          Fresno, CA  93759
                          Attention:	Mr. David A. Dyck

     If to Escrow Agent:  Lawyers Title Insurance Corporation
                          Suite 250
                          800 East Colorado Boulevard
	                         Los Angeles, CA  91101-2132
                          Attention:  Glen Trowbridge
                          Los Angeles National Division
                          Telephone:  (818) 792-8400
                          Telecopy:  (818) 304-0414

     The addresses and addressees for the purpose of this Section may be changed by any party by giving written notice of such change to the other parties.

     Section 8.2. Non-Business Day. For purposes of determining the time for performance of various obligations under this Agreement, if the day for performing any obligation or delivering or receiving any notice is other than a Business Day, then the date for such performance, delivery or receipt shall be extended until the next succeeding day which is a Business Day.

     Section 8.3. Assignment; Binding. Lender may assign its rights and obligations under this Agreement, provided any such assignee assumes all of the obligations of Lender under this Agreement, but such assignment shall not relieve Lender of any of its liabilities and obligations under this Agreement. No other party hereto may assign any of its rights or obligations under this Agreement. It is the intent of Lender and the Debtor Entities that
(i) the rights and obligations set out in this Agreement shall be binding upon and inure to the benefit of the parties hereto and any permitted assignee or successor, including, without limitation, any United States trustee, any debtor-in-possession or any trustee appointed from a private panel, and (ii) no party to this Agreement shall have any greater rights should such party become a debtor or debtor-in-possession than such party currently has. The preceding expression of intent is a material inducement to Lender entering into this Agreement. This Section is not intended to prevent the dissolution of Debtor as contemplated by Section 8.15.

     Section 8.4. Indemnification and Hold Harmless. The Debtor Entities, jointly and severally, agree to indemnify and hold the Lender Indemnified Parties harmless from and against any and all claims, demands, losses, costs, expenses (including, without limitation, attorneys' fees and expenses, accountants' fees and expenses and expenses and fees of other associated professionals), damages, causes of action or liabilities that may be paid, incurred or suffered by, or asserted against, the Lender Indemnified Parties, the Property or the Property Rights resulting from any liability or obligation of the Debtor Entities with respect to events or conditions affecting the Property or the Property Rights arising or accruing prior to the Closing Date, or relating to the period of time prior to the Closing Date. The foregoing indemnity shall survive the Closing. The Debtor Entities acknowledge that Lender would not have agreed to execute this Agreement except in reliance on the foregoing indemnity.

     Section 8.5. Governing Law; Interpretation. THIS AGREEMENT SHALL BE CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF CALIFORNIA WITHOUT GIVING EFFECT TO ITS CONFLICT OF LAWS PRINCIPLES. Where required for proper interpretation, words in the singular shall include the plural, the masculine gender shall include the neuter and the feminine, and vice versa. The description headings of the articles and sections of this Agreement are for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

     Section 8.6. Amendments. This Agreement may not be modified or amended, except by an agreement in writing signed by the parties hereto. The parties may waive any of the conditions contained herein or any of the obligations of the other parties hereunder, but any such waiver shall be effective only if it is in writing and signed by the party waiving such condition or obligation.

     Section 8.7. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original.

     Section 8.8. Entire Agreement. This Agreement, including the Exhibits hereto and the items to be furnished in accordance herewith, supersede all prior agreements and constitute the entire agreement among the parties pertaining to the subject matter hereof. No representation, warranty, covenant, agreement or condition with respect to the subject matter hereof not expressed in this Agreement shall be binding upon the parties hereto or shall affect or be effective to interpret, change or restrict the provisions of this Agreement.

     Section 8.9. Further Assurances. Each of the parties hereto agrees to take such further action and to execute such further instruments as may be reasonably required by any of the other parties in order to consummate the transactions contemplated by this Agreement and to carry out the intentions expressed in this Agreement, including, without limitation, cooperating with respect to and assisting in any judicial proceeding commenced against Lender and/or the Debtor Entities regarding the nature of the transactions contemplated by this Agreement.

     Section 8.10. No Real Estate Commissions. Lender and the Debtor Entities represent and warrant to the other that they have not employed or retained a real estate broker, agent or other finder with respect to the transactions contemplated in this Agreement, and each of the Lender and the Debtor Entities jointly and severally agree to indemnify and hold the other harmless from and against the payment of any real estate or broker's fee or commission claimed as a result of actions by the indemnitor in connection with the transactions contemplated by this Agreement.

     Section 8.11. Right of Inspection. The Debtor Entities agree to allow Lender access to the Property and all of the books and records of the Debtor Entities with respect to the operations of the Property for the purpose of conducting such inspections and analyses of the Property as Lender shall reasonably require during normal business hours and without interruption to the operations of the Debtor Entities.

     Section 8.12. Bankruptcy. As a material inducement to Lender executing this Agreement, each of the Debtor Entities hereby agree that in the event they shall (i) file with any bankruptcy court of competent jurisdiction or be the subject of any petition under the Bankruptcy Code, (ii) file or be the subject of any petition seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future federal or state act or law relating to bankruptcy, insolvency or other relief for debtors, (iii) have sought or consented to or acquiesced in the appointment of any trustee, receiver, conservator or liquidator or (iv) be the subject of any order, judgment or decree entered by any court of competent jurisdiction approving a petition filed against such party for any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future federal or state act or law relating to bankruptcy, insolvency or relief for debtors, subject to court approval, Lender shall thereupon be entitled and each Debtor Entity irrevocably consents to relief from any automatic stay imposed by Section 362 of the Bankruptcy Code, or otherwise, on or against the exercise of the rights and remedies otherwise available to Lender as provided in the Project Loan Documents, this Agreement or as otherwise provided by law, and each Debtor Entity hereby irrevocably waives its right to object to such relief.

     Section 8.13. Severability. If any court of competent jurisdiction should find any provision of this Agreement to be unenforceable, the unenforceable provision of this Agreement shall be stricken from this Agreement and this Agreement shall be enforced in accordance with the remaining provisions.

     Section 8.14. Confidentiality. Lender and the Debtor Entities shall keep the Confidential Information in strict confidence and shall not disclose such Confidential Information other than (a) to such of their respective (i) partners, officers, directors, employees, attorneys, accountants and agents and the officers, directors, employees, attorneys, accountants and agents of such partners, (ii) current or potential creditors, lenders, partners or affiliates and (iii) rating agencies with a bona fide need to know, or (b) in response to a subpoena or court order to disclose such Confidential Information, provided that, before such Confidential Information is so disclosed, the party subpoenaed or ordered to disclose such Confidential Information shall first give the other parties to this Agreement notice of such subpoena or order and such other parties shall have had an opportunity to intervene in the matter. Any Confidential Information disclosed by Lender or the Debtor Entities shall be labeled as confidential (if such disclosure is in writing) or identified as confidential (if such disclosure is oral) and shall contain an express prohibition against reproducing such Confidential Information or further disclosing such Confidential Information.

     Section 8.15. Dissolution of Debtor. Following the satisfaction of the respective liabilities and monetary obligations of Debtor as contemplated by this Agreement, but in no event later than the 120th day after the Closing Date, the Debtor Entities shall cause Debtor to be dissolved and the affairs of such partnership to be wound up; provided, however, (i) to the extent such actions cannot be completed within such time frame, but the Debtor Entities are proceeding diligently and in good faith to complete such actions, or (ii) if the Debtor Entities have a legitimate reason not to dissolve Debtor within such time frame, the Debtor Entities may request prior to the 120th day after the Closing Date an extension of the deadline for completing such actions, and Lender shall not unreasonably withhold its consent to such request. The Debtor Entities covenant that Debtor will not conduct any business activities or incur any indebtedness from and after the Closing or engage in any other activities other than as contemplated by the preceding sentence.

     Section 8.16.	Waiver of Jury Trial.  DEBTOR ENTITIES AND LENDER HEREBY
KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT THEY MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY ANY OF THE PARTIES HERETO AGAINST THE OTHER OR ITS SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO. THIS WAIVER BY THE PARTIES HERETO OF ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY HAS BEEN NEGOTIATED AND IS AN ESSENTIAL ASPECT OF THEIR
BARGAIN.

     The parties have executed this Agreement as of the date first set forth above.

                                     AMERICA FIRST APARTMENT INVESTORS,
                                     L.P., a Delaware limited partnership

                                     By:	AMERICA FIRST CAPITAL ASSOCIATES
                                         LIMITED PARTNERSHIP FOUR, a Delaware
                                         limited partnership, its general
                                         partner

                                     By:	AMERICA FIRST COMPANIES, L.L.C., a
                                         Delaware limited liability company,
                                         its general partner

                                         By /s/ Michael Thesing
                                         Printed Name Michael Thesing
                                         Title Vice President

                                     JACKSON PARK PLACE, a California limited partnership

                                     By:	Artel Farms, Inc., a California
                                         corporation, its general partner


                                         By /s/ David A. Dyck
                                         Printed Name David A. Dyck
                                         Its President


                                     ARTEL FARMS, INC., a California
                                     corporation


                                     By /s/ David A. Dyck
                                     Printed Name David A. Dyck
                                     Its President


                                     /s/ David A. Dyck
                                     David A. Dyck