Form 10-Q
period 1997-09-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 1997-11-14
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1997 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                              Sept. 30, 1997       Dec. 31, 1996
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   2,326,657       $   2,021,860
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      13,006,526          31,566,526
 Investment in real estate, net of accumulated depreciation (Note 6)                            50,749,144          30,199,846
 Interest receivable                                                                                64,782             186,320
 Other assets                                                                                    1,069,111             948,849
                                                                                             --------------      --------------
                                                                                             $  67,216,220       $  64,923,401
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                  $   1,403,668       $   1,454,694
  Bonds payable (Note 7)                                                                         6,120,000           2,750,000
  Line of Credit (Note 8)                                                                          957,871           3,584,200
  Due to Jefferson Place L.P. (Note 5)                                                           2,400,000
  Distribution payable (Note 3)                                                                    329,051             329,051
                                                                                             --------------      --------------
                                                                                                11,210,590           8,117,945
                                                                                             --------------      --------------
 Partners' Capital
  General Partner										     																																																																					6,325               4,038
  Beneficial Unit Certificate Holders
  ($10.74 per BUC in 1997 and $10.90 in 1996)                                                		 55,999,305          56,801,418
                                                                                             --------------      --------------
                                                                                                56,005,630          56,805,456
                                                                                             --------------      --------------
                                                                                             $  67,216,220       $  64,923,401
                                                                                             ==============      ==============
The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                                            (Combined)                              (Combined)
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage bond investment income                    $      314,348      $      483,668      $    1,368,296      $    1,600,221
 Contingent interest income                                   -                   -                290,520                -
 Rental income                                           2,572,960           1,481,936           6,597,118           4,201,506
 Interest income on temporary cash investments               4,684              12,542              33,550              37,112
                                                    ---------------     ---------------     ---------------     ---------------
                                                         2,891,992           1,978,146           8,289,484           5,838,839
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 General and administrative expenses (Note 9)              342,279             335,636             881,442             870,677
 Real estate operating expenses                          1,328,263             803,398           3,133,642           2,271,354
 Depreciation                                              508,834             286,715           1,319,045             870,258
 Interest expense                                          246,601              37,953             793,722              68,315
 Realized loss on disposition of mortgage
  bond (Note 5)                                          3,000,000                -              3,000,000                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                         5,425,977           1,463,702           9,127,851           4,080,604
                                                    ---------------     ---------------     ---------------     ---------------
Net income (loss)                                   $   (2,533,985)     $      514,444      $     (838,367)     $    1,758,235
                                                    ===============     ===============     ===============     ===============
Net income (loss) allocated to:
 General Partner                                    $        9,749      $        8,012      $       31,902      $       26,285
 BUC Holders                                            (2,543,734)            506,432            (870,269)           1,731,950
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $   (2,533,985)     $      514,444      $     (838,367)     $    1,758,235
                                                    ===============     ===============     ===============     ===============
Net income (loss) per BUC                           $         (.49)     $          .10      $         (.16)     $          .33
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding              5,212,167           5,212,167           5,212,167           5,234,471
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)

                                                                                  Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses):
Balance at December 31, 1996                        $        4,038           5,212,167      $   65,549,892      $   65,553,930
Net income (loss)                                           31,902                -               (870,269)           (838,367)
Cash distributions paid or accrued (Note 3)
 Income                                                    (29,615)               -                   -                (29,615)
 Return of capital                                            -                   -             (2,931,844)         (2,931,844)
                                                    ---------------     ---------------     ---------------     ---------------
                                                             6,325           5,212,167          61,747,779          61,754,104
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses:
Balance at December 31, 1996                                  -                   -             (8,748,474)         (8,748,474)
Net change (realized loss)                                    -                   -              3,000,000           3,000,000
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -             (5,748,474)         (5,748,474)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at September 30, 1997                       $        6,325     	     5,212,167      $   55,999,305      $   56,005,630
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
																																																																																																																				(Combined)
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income (loss)                                                                          $     (838,367)     $    1,758,235
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                                 1,319,045             870,258
    Amortization                                                                                   123,695                -
    Loss on disposition of mortgage bond                                                         3,000,000                -
    Decrease in interest receivable                                                                121,538              32,919
    Decrease in other assets                                                                       357,938              69,164
    Increase (decrease) in accounts payable                                                        (51,026)             72,376
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                       4,032,823           2,802,952
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                                                 (626,066)           (155,617)
 Acquisition of real estate                                                                    (12,482,277)         (2,056,119)
 Proceeds from disposition of mortgage bond                                                     12,200,000                -
                                                                                            ---------------     ---------------
 Net cash used in investing activities                                                            (908,343)         (2,211,736)
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Net borrowings on line of credit                                                               (2,626,329)               -
 Proceeds from issuance of tax-exempt refunding bonds                                            3,450,000           2,750,000
 Distributions paid                                                                             (2,961,459)         (2,976,244)
 Bond issuance costs paid                                                                         (601,895)           (193,968)
 Principal paid on bonds payable                                                                   (80,000)	              -
 Purchase of units                                                                                    -               (294,270)
                                                                                            ---------------     ---------------
 Net cash used in financing activities                                                          (2,819,683)           (714,482)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                     304,797            (123,266)
Cash and temporary cash investments at beginning of period                                       2,021,860           1,912,560
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    2,326,657      $    1,789,294
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                   $      692,847      $       53,184
                                                                                            ===============     ===============
Supplemental schedule of non-cash investing and financing activities:
 Settlement of mortgage bond for real estate                                                $    8,760,000      $         -
 Due to Jefferson Place L.P.                                                                     2,400,000                -





The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The accompanying 1997 consolidated financial statements include the accounts of the Partnership. Financial statements for 1996 include the combined accounts of the Partnership from August 20, 1996 (the Merger
    Date), through September 30, 1996, and the accounts of the Prior Partnership from January 1, 1996, until the Merger Date.

    The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1997, and results of operations for all periods presented have been made.

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
September 30, 1997
(UNAUDITED)



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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,434,743 at September 30, 1997. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the mortgage bonds, real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

On July 10, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 50,000 BUCs of the Partnership in open market transactions. Through September 30, 1997, 33,456 BUCs had been acquired at a cost of $294,070 (none during the quarter or nine months ended September 30, 1997).

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership during 1997, are as follows:

                                                                                                   Base
                                                                       Number      Maturity    Interest           Carrying
  Property Name                             Location                 of Units   	      Date        Rate(1)          Amount
  ----------------------------------        --------------------     --------   -------------   --------   -----------------
 Performing:
   Jackson Park Place                       Fresno, CA                  296          09/01/11       8.5%   $           -    (3)

 Nonperforming:(2)
   Jefferson Place                          Olathe, KS                  352          12/01/10       8.5%               -    (4)
   Avalon Ridge                             Renton, WA                  356          09/01/11       8.5%         18,755,000
                                                                                                           -----------------
                                                                                                                 18,755,000
   Unrealized holding losses                                                                                     (5,748,474)
                                                                                                           -----------------
  Balance at September 30, 1997 (at estimated fair value)                                                  $     13,006,526
                                                                                                           =================


Reconciliation of the carrying amount of the mortgage bonds is as follows:

  Balance at December 31, 1996                                                                             $     31,566,526
   Settlement of mortgage bond for real estate                                                                   (8,760,000)(3)
   Disposition of mortgage bond                                                                                 (12,800,000)(4)
   Change in unrealized holding losses (realized loss)                                                            3,000,000 (4)
                                                                                                           -----------------
  Balance at September 30, 1997                                                                            $     13,006,526
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

(2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1997 was $710,702 ($174,862 for the quarter ended September 30, 1997).

(3) In accordance with the terms of the Loan Agreement underlying the $8,760,000 in tax-exempt mortgage bonds collateralized by Jackson Park Place (Jackson), the Partnership exercised its option to require the owner of Jackson to prepay the tax-exempt mortgage bonds. The Partnership entered into a Settlement Agreement with the owner of Jackson that provided for the Partnership to acquire Jackson at appraised value on May 7, 1997. In accordance with the terms of the Loan Agreement, the following disbursements were made: (i) $2,100,000 to America First Participating/Preferred Equity Mortgage Fund (PREP), an affiliated fund, representing payment of the outstanding balance of its Participating Loan on Jackson; (ii) $69,480 to PREP representing contingent interest income on its Participating Loan; (iii) $371,220 to AFCA 4 and $88,780 to the general partner of PREP representing due and unpaid administrative fees;
    (iv) $290,520 to the Partnership representing contingent interest income on the tax-exempt mortgage bonds; and (v) $360,000 to the owner of Jackson. These disbursements were funded with borrowings on the Partnership's Line of Credit. The Partnership also incurred costs of $18,096 in conjunction with the acquisition.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTMEBER 30, 1997
(UNAUDITED)

(4) On July 30,1997, the limited partnership which owns Jefferson Place (Jefferson L.P.) received proceeds of $12,200,000 from the offering of multi-family housing revenue refunding bonds collateralized by Jefferson Place and The Retreat. The Partnership, in turn, received $12,200,000 from Jefferson Place L.P. representing full payment of its $12,800,000 in tax-exempt mortgage bonds on Jefferson Place. As a result, the Partnership realized a loss of $3,000,000. Concurrently, the unrealized holding losses related to the investment in tax-exempt mortgage bonds, which is a separate component of partners' capital, was reduced by $3,000,000. In addition to receiving $12,200,000 in cash which resulted in a liability to Jefferson Place L.P. of $2,400,000, the Partnership also received a $3,500,000 subordinate note representing past due interest on the $12,800,000 tax-exempt mortgage bonds. The Partnership did not record this past due interest as management considered its collectability to be doubtful. Interest on the subordinate note, at the rate of 8.5%, is payable monthly solely out of excess cash flow generated by Jefferson Place. Final payment of all outstanding principal and interest is due July 1, 2023. All payments due under the $3,500,000 note are subordinate to payments due under the $12,200,000 in tax-exempt mortgage bonds. The Partnership has not recorded the subordinate note on its balance sheet due to it doubtful collectability. Any interest and principal payments received under the terms of the subordinate note will be recorded as income when received.

6. Investment in Real Estate

During 1997, the Partnership acquired two multi-family properties, The Retreat and Jackson Park Place. The Retreat was financed primarily from proceeds from the Partnership's line of credit. Jackson Park Place was conveyed to the Partnership through a deed in lieu of foreclosure (see Note 5).

The Partnership's investment in real estate is comprised of the following at September 30, 1997:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         3,935,126            5,231,128
  The Park at Fifty Eight(3)(4)	       Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights (4)                   Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point(1)                       Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
  Park at Countryside(4)               Port Orange, FL           120            647,000         2,616,648            3,263,648
  The Retreat(5)                       Atlanta, GA               226          1,800,000         7,365,987            9,165,987
  Jackson Park Place                   Fresno, CA                296          1,400,000        10,658,096           12,058,096
                                                                                                              -----------------
                                                                                                                    59,748,383
  Less accumulated depreciation                                                                                     (8,999,239)
                                                                                                              -----------------
  Balance at September 30, 1997                                                                               $     50,749,144
                                                                                                              =================

(1) Property is encumbered as described in Note 8.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).
(4) Property is encumbered as described in Note 7.
(5) Property serves as collateral for $12,200,000 of multi-family revenue refunding bonds issued on Jefferson Place as described in Note 5.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

7.  Bonds Payable

Bonds payable were originated by the Partnership through the issuance of tax-exempt refunding bonds. Bonds payable at September 30, 1997, consists of the following:


                        Effective Final
                        Interest  Maturity                                      Annual            	         	Carrying
Collateral              Rate      Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- --------  ----------------------------------- ---------------------   -------------
The Park at Fifty Eight 6.65%     3/1/2021  semiannual payments of              range from $224,000     $   2,670,000
 					    																																		principal and/or interest           to $228,000
                                            are due each March 1 and September 1

Shelby Heights and						6.10%     3/1/2022  semiannual payments of              range from $266,000         3,450,000
 Park at Countryside                        principal and/or interest           to $276,000
                                            are due each March 1 and September 1																								-------------

Balance at September 30, 1997				 																																																																						$   6,120,000
																																																																																																								=============

8. Line of Credit

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with The First National Bank of Boston (the Bank). The Line of Credit provides interim financing for the acquisition of multifamily residential properties. It expires on December 19, 1997; however, the maturity date may be extended one year if certain conditions are met. The Line of Credit bears interest, which is payable monthly, at 1/2% above the Bank's base rate (9% as of September 30, 1997). In addition, the Partnership pays a facility fee of 1/4 of 1% on the unused portion of the line which is payable quarterly in arrears. The Line of Credit is collateralized by Covey at Fox Valley and Coral Point; however, the Partnership may substitute other real estate owned as collateral, subject to the approval of the Bank. The Partnership had borrowings of $957,871 against the Line of Credit and had $14,042,129 of available unused credit as of September 30, 1997 (see note 10). The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements.

9. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1997 was $1,060,377 ($276,190 for the quarter ended September 30, 1997). AFCA 4 or an affiliate also paid $314,236 ($100,041 for the quarter ended September 30, 1997) in costs capitalized by the Partnership during 1997 which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the offering of multifamily housing revenue refunding bonds and the acquisition of real estate. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 during 1997 was $247,728 ($134,628 for the quarter ended September 30, 1997). AFCA 4 also received administrative fees of $371,220 in conjunction with the Jackson Park Place Settlement Agreement described in Note
5. AFCA 4 did not receive any other administrative fees from property owners during 1997.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The amount of such fees paid to AFCA 4 during 1997 was $112,277 (none for the quarter ended September 30, 1997).

The general partner of the property partnership which owns Jefferson Place was principally owned by an employee of an affiliate of AFCA 4 through July 30, 1997. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership and the mortgage bond. The general partner did not receive cash distributions from the partnership in 1997. On July 30, 1997, the Partnership acquired the general partnership interest in the property partnership.

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place, Avalon Ridge, Park at Countryside (beginning in January
1997), The Retreat (beginning in April 1997) and Jackson Park Place (beginning in May 1997). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $436,401 ($165,173 for the quarter ended September 30, 1997) in 1997.

10. Subsequent Event

On October 24, 1997, the Partnership acquired Post Trace Apartments, a 260-unit multi-family housing property located in Norcross, Georgia. The property was acquired at a cost of $14,016,629, including acquisition costs, and was financed with proceeds from the Partnership's Line of Credit. The Partnership anticipates obtaining permanent financing for the property through the offering of certain of its tax-exempt bonds.

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

During 1996, the Partnership acquired Park at Countryside and during 1997 the Partnership acquired The Retreat. In addition, Jackson Park Place was conveyed to the Partnership during 1997 through a deed in lieu of foreclosure. At September 30, 1997, the Partnership continued to hold one tax-exempt mortgage bond with a carrying value, at estimated fair value, of $10,606,526 and eight real estate properties acquired with a depreciated cost of $50,749,144.

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at September 30, 1997:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place(1)                  Fresno, CA                                          296            289             98%
Jefferson Place(2)                     Olathe, KS                                          352            340             97%
Avalon Ridge                           Renton, WA                                          356            343             96%
Covey at Fox Valley(1)                 Aurora, IL                                          216            202             94%
The Park at Fifty Eight(3)             Chattanooga, TN                                     196            189             96%
Shelby Heights(1)                      Bristol, TN                                         100             91             91%
Coral Point(1)                         Mesa, AZ                                            336            322             96%
Park at Countryside                    Port Orange, FL                                     120            120            100%
The Retreat                            Atlanta, GA                                         226            214             95%
                                                                                     ----------     ----------     -----------
                                                                                         2,198          2,110             96%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)           Palm Bay, FL                                      72,002(4)      42,839(4)          60%
                                                                                     ==========     ==========     ===========

(1) Property acquired through foreclosure or deed in lieu of foreclosure.
(2) The Partnership's investment consists of a $3,500,000 subordinate note.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).
(4) Represents square feet.

The principal amounts of the tax-exempt mortgage bonds do not amortize over their terms. The tax-exempt mortgage bonds provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bonds. The base interest payments received on the tax-exempt mortgage bonds and net rental income earned on properties owned represent the principal sources of the Partnership's income and distributable cash. During 1997, the Partnership also received contingent interest of $290,520 on its Jackson Park Place mortgage bond. The Partnership also earns income on temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with the First National Bank of Boston (the Bank). The Line of Credit provides interim financing for the acquisition of multifamily residential properties. The Line of Credit bears interest at 1/2% above the Bank's base rate (9% as of September 30, 1997). The Line of Credit expires on December 19, 1997; however, the maturity date may be extended up to one year if certain conditions are met. The Partnership anticipates meeting all of the conditions necessary to extend the Line of Credit and intends to extend the maturity date unless it can complete the refunding of certain of its tax-exempt bonds prior to December 19, 1997. The Partnership had borrowings of $957,871 against the Line of Credit and had $14,042,129 of available unused credit as of September 30, 1997. The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements. The Partnership intends to repay borrowings under the Line of Credit through the refunding of existing tax-exempt bonds that are associated with certain properties acquired in foreclosure.

In accordance with the terms of the Loan Agreement underlying the $8,760,000 in tax-exempt mortgage bonds collateralized by Jackson Park Place (Jackson), the Partnership exercised its option to require the owner of Jackson to prepay the tax-exempt mortgage bonds. The Partnership entered into a Settlement Agreement with the owner of Jackson that provided for the Partnership to acquire Jackson at appraised value on May 7, 1997. In accordance with the terms of the Loan Agreement, the following disbursements were made: (i) $2,100,000 to America First Participating/Preferred Equity Mortgage Fund
(PREP), an affiliated fund, representing payment of the outstanding balance of its Participating Loan on Jackson; (ii) $69,480 to PREP representing contingent interest income on its Participating Loan; (iii) $371,220 to AFCA 4 and $88,780 to the general partner of PREP representing due and unpaid administrative fees; (iv) $290,520 to the Partnership representing contingent interest income on the tax-exempt mortgage bonds; and (v) $360,000 to the owner of Jackson. These disbursements were funded with borrowings on the Partnership's Line of Credit. The Partnership also incurred costs of $18,096 in conjunction with the acquisition.

On July 30,1997, the limited partnership which owns Jefferson Place
(Jefferson Place L.P.) received proceeds of $12,200,000 from the offering of multi-family housing revenue refunding bonds collateralized by Jefferson Place and The Retreat. The Partnership, in turn, received $12,200,000 from Jefferson Place L.P. representing full payment of its $12,800,000 in tax-exempt mortgage bonds on Jefferson Place. As a result, the Partnership realized a loss of $3,000,000. Concurrently, the unrealized holding losses related to the investment in tax-exempt mortgage bonds, which is a separate component of partners' capital, was reduced by $3,000,000. Proceeds from the offering were utilized by the Partnership primarily to pay down the Line of Credit. In addition to receiving $12,200,000 in cash which resulted in a liability to Jefferson Place L.P. of $2,400,000, the Partnership also received a $3,500,000 subordinate note representing past due interest on the $12,800,000 tax-exempt mortgage bonds. The Partnership did not record this past due interest as management considered its collectability to be doubtful. Interest on the subordinate note, at the rate of 8.5%, is payable monthly solely out of excess cash flow generated by Jefferson Place. Final payment of all outstanding principle and interest is due July 1, 2023. All payments due under the $3,500,000 note are subordinate to payments due under the $12,200,000 in tax-exempt mortgage bonds. The Partnership has not recorded the subordinate note on its balance sheet due to it doubtful collectability. Any interest and principle payments received under the terms of the subordinate note will be recorded as income when received.

On October 24, 1997, the Partnership acquired Post Trace Apartments, a 260-unit multi-family housing property located in Norcross, Georgia. The property was acquired at a cost of $14,016,629, including acquisition costs, and was financed with proceeds from the Partnership's Line of Credit. The Partnership anticipates obtaining permanent financing for the property through the offering of certain of its tax-exempt bonds.

During the nine months ended September 30, 1997, $519,219 of undistributed income was placed in reserves (a net amount of $12,302 was withdrawn from reserves for the quarter ended September 30, 1997). The total amount held in reserves at September 30, 1997, was $1,434,743. Future distributions to BUC Holders will depend upon the amount of base and contingent interest and net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                           For the Nine          For the Nine
                                                                               		  							 Months Ended          Months Ended
                                                                                         Sept. 30, 1997        Sept. 30, 1996
                                                                                                                   (Combined)
                                                                                         ---------------       ---------------
Regular monthly distributions
 Income (loss)                                                                           $         -           $        .3962
 Return of capital                                                                                .5625                 .1663
                                                                                         ---------------       ---------------
                                                                                         $        .5625        $        .5625
                                                                                         ===============       ===============
Distributions
 Paid out of current and prior undistributed cash flow                                   $        .5625        $        .5625
                                                                                         ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds and real estate acquired and adjust, when necessary, the carrying value of the mortgage bonds and each real estate property acquired. Mortgage bonds are classified as available-for-sale and is therefore recorded at the estimated fair value of the underlying collateral. Each real estate property acquired is recorded at the lower of cost or estimated net realizable value. The carrying value of the mortgage bonds is adjusted when there are significant changes in the estimated net realizable value of the underlying collateral for the bonds. The carrying value of each real estate property acquired is adjusted when there are significant declines in the estimated net realizable value.

Internal property valuations and reviews performed during the nine months ended September 30, 1997, indicated that the mortgage bonds and real estate recorded on the balance sheet at September 30, 1997, required no adjustments to their current carrying amounts.

Other than the Jefferson Place transaction described under Liquidity and Capital Resources, the overall status of the Partnership's other mortgage bond and real estate owned has generally remained constant since June 30, 1997.

Results of Operations

The tables below compare the results of operations for each period shown. Results of operations for 1996 include the combined accounts of the Partnership from August 20, 1996 (the Merger Date), through September 30, 1996, and the accounts of the Prior Partnership from January 1, 1996, until the Merger Date.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                       Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                                               (Combined)
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $      314,348      $      483,668      $     (169,320)
Rental income                                                               2,572,960           1,481,936           1,091,024
Interest income on temporary cash investments                                   4,684              12,542              (7,858)
                                                                       ---------------     ---------------     ---------------
                                                                            2,891,992           1,978,146             913,846
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           342,279             335,636               6,643
Real estate operating expenses                                              1,328,263             803,398             524,865
Depreciation                                                                  508,834             286,715             222,119
Interest expense                                                              246,601              37,953             208,648
Realized loss on disposition of mortgage bond                               3,000,000                -              3,000,000
                                                                       ---------------     ---------------     ---------------
                                                                            5,425,977           1,463,702           3,962,275
                                                                       ---------------     ---------------     ---------------
Net income (loss)                                                      $   (2,533,985)     $      514,444      $   (3,048,429)
                                                                       ===============     ===============     ===============

                                                                         For the Nine        For the Nine           Increase
                                                                         Months Ended        Months Ended           (Decrease)
                                                                       Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                                               (Combined)
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $    1,368,296      $    1,600,221      $     (231,925)
Contingent interest income                                                    290,520                -                290,520
Rental income                                                               6,597,118           4,201,506           2,395,612
Interest income on temporary cash investments                                  33,550              37,112              (3,562)
                                                                       ---------------     ---------------     ---------------
                                                                            8,289,484           5,838,839           2,450,645
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           881,442             870,677              10,765
Real estate operating expenses                                              3,133,642           2,271,354             862,288
Depreciation                                                                1,319,045             870,258             448,787
Interest expense                                                              793,722              68,315             725,407
Realized loss on disposition of mortgage bond                               3,000,000                -              3,000,000
                                                                       ---------------     ---------------     ---------------
                                                                            9,127,851           4,080,604           5,047,247
                                                                       ---------------     ---------------     ---------------
Net income (loss)                                                      $     (838,367)     $    1,758,235     $    (2,596,602)
                                                                       ===============     ===============     ===============

Mortgage bond investment income decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Approximately $186,000 of such decrease for the quarter and $310,000 for the nine months is due to the settlement of the Jackson Park Place mortgage bond for real estate. Also contributing to the decrease was a decrease of approximately $158,000 for the quarter and $150,000 for the nine months in cash flow received from Jefferson Place due to the disposition of the mortgage bond. These decreases were partially offset by increases in cash flow received from Avalon Ridge of approximately $175,000 and $228,000 for the quarter and nine months ended September 30, 1997, respectively. The increase in cash flow received from Avalon Ridge is due primarily to increases in average occupancy of 14% and 12% for the quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

The Partnership earned contingent interest income of $290,520 for the nine months ended September 30, 1997, in conjunction with the settlement of the Jackson Park Place mortgage bond for real estate. No such income was earned for the nine month period ended September 30, 1996.

Rental income increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. The increase for the quarter is attributable to: (i) an increase of approximately $1,024,000 due to the acquisitions of Park at Countryside in December 1996, The Retreat in April 1997, and Jackson Park Place in May 1997; (ii) an increase of approximately $26,000 from The Park at Fifty Eight due primarily to an increase in average occupancy; and (iii) net increases of approximately $41,000 generated by the Partnership's other properties. The increase for the nine months is attributable to: (i) an increase of approximately $2,024,000 due to the acquisitions of Park at Countryside, The Retreat, and Jackson Park Place; (ii) an increase of approximately $209,000 from The Park at Fifty Eight due primarily to the acquisition of Phase I of this property in May 1996; and
(iii) an increase of approximately $163,000 due to an increase in the average occupancy and rental rate increases at Covey at Fox Valley, Coral Point, Shelby Heights and The Exchange at Palm Bay.

Real estate operating expenses increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. The increase for the quarter is attributable to: (i) an increase of approximately $480,000 due to the acquisitions of Park at Countryside, The Retreat, and Jackson Park Place; and (ii) a net increase of approximately $45,000 in various real estate operating expenses at the Partnership's other properties, primarily property improvements at Covey at Fox Valley and The Park at Fifty Eight. Excluding property tax refunds of $180,000 received by Covey at Fox Valley during the quarter ended March 31, 1997, real estate operating expenses increased approximately $1,042,000 for the nine months ended September 30, 1997, compared to the same period in 1996. This increase is attributable to: (i) an increase of approximately $987,000 due to the acquisitions of Park at Countryside, The Retreat, and Jackson Park Place; (ii) an increase of approximately $26,000 at The Park at Fifty Eight due primarily to the acquisition of Phase I of this property; (iii) a net increase of approximately $114,000 in various real estate operating expenses at the Partnership's other properties, primarily at Coral Point; partially offset by (iv) non-recurring leasing commissions of $85,000 incurred at the Exchange at Palm Bay during the nine months ended September 30, 1996.

Depreciation expense increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, primarily attributable to property acquisitions made during 1996 and 1997 and to real estate capital improvements made at the Exchange at Palm Bay during 1996 and 1997.

Interest expense incurred during the quarter and nine months ended September 30, 1997, consisted of interest incurred on the Line of Credit and bonds payable. The Partnership did not have a Line of Credit during such periods in 1996 and therefore incurred no interest expense thereon. Interest expense incurred during 1997 on bonds payable consisted of interest on bonds issued in May 1996 and March 1997. During 1996 the Partnership only incurred interest expense on bonds issued in May 1996.

The decrease in interest income on temporary cash investments for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 is primarily due to a decrease in the balance of and average interest rate earned on the Partnership reserves during 1997.

General and administrative expenses increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. The increase for the quarter is attributable to: (i) an increase in administrative fees of approximately $78,000 due to the acquisition of new properties during 1996 and 1997; (ii) an increase in salaries and related expenses of approximately $29,000; (iii) net increases in other general and administrative expenses of approximately $3,000; partially offset by (iv) non-recurring costs of approximately $103,000 incurred in 1996 in conjunction with the merger of the Partnership with the Prior Partnership. The increase for the nine months is attributable to: (i) an increase in salaries and related expenses of $97,000;
(ii) an increase in administrative fees of approximately $78,000 as described above; (iii) net increases in other general and administrative expenses of approximately $14,000; partially offset by (iv) non-recurring costs of approximately $178,000 incurred in 1996 in conjunction with the merger described above.

During the quarter and nine months ended September 30, 1997, the Partnership realized a loss of $3,000,000 on the disposition of its tax-exempt mortgage bond on Jefferson Place (see discussion under Liquidity and Capital Resources).

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

              10(d) Settlement Agreement among the Registrant and Jackson Park
                    Place, Artel Farms, Inc., and David A. Dyck dated April 11, 1997 (incorporated herein by reference to Form 10-Q dated June 30, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1997     AMERICA FIRST APARTMENT INVESTORS, L.P.

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