Form 10-K
period 1997-12-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 1998-03-31
CIK 1011585

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997

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

                YES   X                  NO

	    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [X]

	    The aggregate market value of the BUCs on March 3, 1997, based upon the final sales price per BUC reported in The Wall Street Journal on March 4,
1997, was $52,752,941.

	                     DOCUMENTS INCORPORATED BY REFERENCE

	                                   None

                               TABLE OF CONTENTS

	                                                                          Page

	                                   PART I

Item  1. Business	                                                           1
Item  2. Properties	                                                         2
Item  3. Legal Proceedings	                                                  4
Item  4. Submission of Matters to a Vote of Security Holders	                4

	                                   PART II

Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters	                                                4
Item  6. Selected Financial Data	                                            5
Item  7. Management's Discussion and Analysis of Financial Condition
	        and Results of Operations	                                          6
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         14
Item  8. Financial Statements and Supplementary Data	                       14
Item  9. Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                              14

	                                  PART III

Item 10.  Directors and Executive Officers of the Registrant	               15
Item 11.  Executive Compensation	                                           16
Item 12.  Security Ownership of Certain Beneficial Owners and Management	   16
Item 13.  Certain Relationships and Related Transactions	                   16

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	  17

SIGNATURES	                                                                 39

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

     After completion of the offering of its BUCs in 1986, the Prior Partnership acquired nine tax-exempt mortgage bonds with an aggregate principal amount of $90,765,000. These tax-exempt bonds were issued by various state and local authorities to provide construction and permanent financing of eight multifamily housing properties and one commercial property located in eight states. The Prior Partnership subsequently acquired five of the properties through foreclosure or deed in lieu of foreclosure or through the acquisition of an indirect ownership interest. The Prior Partnership also acquired an additional multifamily property which is adjacent to one of the foreclosed properties that was originally intended to be part of a consolidated property. These properties, along with three mortgage bonds, were acquired by the Partnership in connection with the Merger. The other mortgage bond was repaid by the borrower in 1988. The Partnership acquired one additional multifamily housing property in 1996 and two additional multifamily housing properties in 1997. In addition, in 1997, the Partnership also acquired a property through a deed in lieu of foreclosure on one of its tax-exempt mortgage bonds. As of December 31, 1997, these properties had a depreciated cost of $64,267,471. A description of the real estate acquired by the Registrant appears in Note 6 of the Notes to the Financial Statements filed in response to Item 8 hereof. For further information regarding these properties, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Of the three mortgage bonds acquired by the Partnership in connection with the Merger, one property was deeded to the Partnership in lieu of foreclosure on the mortgage bond and one mortgage bond was prepaid to the Partnership in 1997. The one remaining mortgage bond had a carrying value (at estimated fair value) of $13,006,526 as of December 31, 1997. Under the terms of the bond, the principal amount does not amortize over its terms. The mortgage bond provides for the payment of base interest to the Registrant and for the payment of contingent interest based on the level of net cash flow and net realized capital appreciation generated by the underlying property. A description of the tax-exempt mortgage bond held by the Registrant at December 31, 1997 (and the property collateralizing such bond) appears in Note 5 of the Notes to the Financial Statements filed in response to Item 8 hereof. For further information regarding this property, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	    Item 2. Properties. The Prior Partnership had invested in eight mortgage bonds collateralized by first mortgages on multifamily housing properties and one mortgage bond collateralized by a first mortgage on a commercial property. Foreclosure proceedings and other actions were instituted with respect to six of the properties which has resulted in the Registrant owning or indirectly owning six of these properties at December 31, 1997. The Prior Partnership also acquired an additional multifamily property which is adjacent to one of the foreclosed properties that was originally intended to be part of a consolidated property. In addition, the Partnership acquired one additional multifamily housing property in 1996 and two additional multifamily housing properties in 1997. One mortgage bond was prepaid by the borrower each in 1988 and 1997. Properties owned by the Registrant or collateralizing mortgage bonds held by the Registrant are described in the following table:

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Avalon Ridge                   Renton, WA                  356           1,076                    (1)
Covey at Fox Valley(3)         Aurora, IL                  216             948      $    9,698,717
The Park at Fifty Eight(3)     Chattanooga, TN             196             876           3,657,715
Shelby Heights(3)              Bristol, TN                 100             980           2,671,009
Coral Point(2)                 Mesa, AZ                    336             780           9,956,509
Park at Countryside(3)         Port Orange, FL             120             720           3,168,507
The Retreat (4)                Atlanta, GA                 226             855           8,927,245
Jackson Park Place(3)          Fresno, CA                  296             822          11,868,922
Park Trace Apartments(3)       Norcross, GA                260             806          13,948,633
                                                       --------                     ---------------
                                                         2,106                          63,897,257
                                                       ========
The Exchange at Palm Bay            Palm Bay, FL        72,002(5)                        4,336,631
                                                       ========                     ---------------
                                                                                    $   68,233,888
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

(4) Property serves as collateral for multifamily housing refunding bonds as described in Note 5 to the Financial Statements filed in response to Item 8 hereof.
(5) Represents square feet.

     Depreciation is taken on each property acquired on a straight-line basis over the estimated useful life of the properties (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay).

     The average annual occupancy rate and average effective rental rate per unit or per square foot for each of the properties for each of the last five years are listed in the following table. Information with respect to The Retreat for periods prior to April 10, 1997, Park Trace Apartments prior to October 24, 1997, and Park at Countryside for periods prior to December 30, 1996, the dates the properties were acquired by the Registrant, is not available to the Registrant and accordingly is not presented in the table.

                                                       1997         1996         1995         1994         1993
                                                  ----------   ----------   ----------   ----------   ----------
Property Collateralizing Mortgage Bonds
-----------------------------------------
 AVALON RIDGE
 Average Occupancy Rate                                  95%          84%           84%          84%          86%
 Average Effective Annual Rental Per Unit             $7,089       $5,264        $5,835       $6,343       $6,195

Real Estate Acquired
--------------------
 COVEY AT FOX VALLEY
 Average Occupancy Rate                                  94%          95%           94%          95%          96%
 Average Effective Annual Rental Per Unit             $8,691       $8,574        $8,057       $7,782       $7,568

 THE PARK AT FIFTY EIGHT
 Average Occupancy Rate                                  97%          96%           97%          96%          93%
 Average Effective Annual Rental Per Unit             $4,880       $4,774        $4,937       $4,768       $4,372

 SHELBY HEIGHTS
 Average Occupancy Rate                                  92%          92%           95%          97%          96%
 Average Effective Annual Rental Per Unit             $5,649       $5,653        $5,611       $5,601       $5,377

 CORAL POINT
 Average Occupancy Rate                                  94%          96%           96%          97%          92%
 Average Effective Annual Rental Per Unit             $5,966       $5,825        $5,537       $5,183       $4,740

 THE EXCHANGE AT PALM BAY
 Average Occupancy Rate                                  65%          56%           43%          39%          38%
 Average Effective Annual Rental Per Square Foot      $ 5.85       $ 4.89        $ 3.52       $ 3.27       $ 3.16

 PARK AT COUNTRYSIDE
 Average Occupancy Rate                                  97%          N/A           N/A          N/A          N/A
 Average Effective Annual Rental Per Unit             $6,086          N/A           N/A          N/A          N/A

 JACKSON PARK PLACE
 Average Occupancy Rate                                  93%          93%           96%          95%          86%
 Average Effective Annual Rental Per Unit             $5,631       $5,703        $5,773       $5,585       $5,046

 THE RETREAT
 Average Occupancy Rate                                  94%          N/A           N/A          N/A          N/A
 Average Effective Annual Rental Per Unit             $6,403          N/A           N/A          N/A          N/A

 PARK TRACE APARTMENTS
 Average Occupancy Rate                                  86%          N/A           N/A          N/A          N/A
 Average Effective Annual Rental Per Unit             $6,717          N/A           N/A          N/A          N/A


     In the opinion of the Partnership's management, each of the properties owned by the Partnership is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 5 and 6 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in
Item 1 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of the fiscal year ended December 31,
1997, to a vote of the Registrant's security holders.

	                                   PART II

	    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

	    (a)	Market Information.  The BUCs trade on the NASDAQ Stock Market under the trading symbol "APROZ".  Prior to August 20, 1996, the BUCs of the Prior
Partnership traded under the trading symbol "ATAXZ".  The following table sets forth the high and low final sale prices for the BUCs for each quarterly period from January 1, 1996, through December 31, 1997.


               1996(1)                                 High           Low
           -----------                              ---------      ---------
           1st Quarter                              $ 9-3/4        $ 8-1/2
           2nd Quarter                              $ 9-3/4        $ 8-3/4
           3rd Quarter                              $ 9-1/2        $ 7-3/4
           4th Quarter				                          $ 9-3/8        $ 8-3/8

               1997                    		              High  		       Low
          	-----------			                           ---------      ---------
           1st Quarter                              $ 9-1/2        $ 8-5/8
           2nd Quarter                              $ 9-3/8        $ 8-3/4
           3rd Quarter                              $ 9-7/8        $ 8-7/8
           4th Quarter				                          $10-1/2        $ 9-3/8


(1) The market price per share information includes that of America First Apartment Investors L.P. from August 20, 1996 (the Merger Date), through December 31, 1996, and America First Tax Exempt Fund 2 Limited Partnership for periods prior to the Merger Date.

	    (b)	BUC Holders.  The approximate number of BUC holders on December 31,
1997, was 3,118.

	    (c)	Distributions.  Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1997, and December 31, 1996, equaled $3,909,126 and $3,921,671, respectively. The cash distributions paid per BUC during the fiscal years ended December 31, 1997, and December 31, 1996, were as follows:

	                                                       Per BUC
	                                          Year Ended            Year Ended
                                       December 31, 1997		   December 31, 1996
                                       -----------------     -----------------
Income			                              $           -         $          .5272
Return of Capital			                              .7500                 .2228
                                       -----------------     -----------------
Total			                               $          .7500      $          .7500
                                       =================     =================

	    See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1998 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership which includes the financial data of America First Apartment Investors, L.P. from August 20, 1996 (the Merger Date), through December 31, 1997, and America First Tax Exempt Fund 2 Limited Partnership for periods prior to the Merger Date. The information set forth below should be read in conjunction with the consolidated and combined Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the        For the	    	  For the      		For the      		For the
		                                                       Year Ended	   	Year Ended 		  Year Ended	 	  Year Ended	   	Year Ended
                                                    		Dec. 31, 1997		Dec. 31, 1996		Dec. 31, 1995		Dec. 31, 1994		Dec. 31, 1993
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage bond investment income                     	 $  1,611,956   $  2,107,486 	 $  2,234,610 	 $  2,452,200 	 $  2,327,505
Contingent interest                                        290,520           -              -              -              -
Rental income		                                          9,511,041      5,763,648 		   5,116,073    		4,949,664    		4,566,703
Interest income on temporary cash investments		             35,532         51,557 		      55,720 		      37,303 		      43,507
General and administrative expenses		                   (1,263,054)    (1,146,709)	    	(792,300)    		(689,987)	    	(719,720)
Real estate operating expenses		                        (4,514,450)    (3,047,804)		  (2,359,827)		  (2,397,067)	  	(2,268,252)
Depreciation		                                          (1,897,586)    (1,165,059)		  (1,197,490)  		(1,183,588)  		(1,172,244)
Interest expense                                        (1,132,494)      (118,382)          -              -              -
Realized loss on disposition of mortgage bond           (3,000,000)          -              -              -              -
                                                      -------------  -------------  -------------  -------------  -------------
Net income (loss)                                     $   (358,535)  $  2,444,737 	 $  3,056,786 	 $  3,168,525 	 $  2,777,499
                                                      =============  =============  =============  =============  =============
Net income (loss), basic and diluted, per
   Beneficial Unit Certificate (BUC)                  $       (.08)  $        .46 	 $        .57 	 $        .60 	 $        .52
                                                      =============  =============  =============  =============  =============
Total cash distributions paid or accrued per BUC	     $      .7500   $      .7500	  $      .7500 	 $      .7500 	 $      .7500
                                                      =============  =============  =============  =============  =============
Investment in tax-exempt mortgage bonds               $ 13,006,526   $ 31,566,526 	 $ 31,566,526 	 $	31,566,526 	 $	31,566,526
                                                      =============  =============  =============  =============  =============
Investment in real estate, net of accumulated
   depreciation (and	valuation allowance	for
   years 1995 and prior)                              $ 64,267,471   $ 30,199,846 	 $ 25,890,570 	 $	26,770,652 	 $	27,925,464
                                                      =============  =============  =============  =============  =============
Total assets	                                         $ 87,123,522    $	64,923,401 	 $ 59,630,449 	 $ 60,520,431 	 $	61,328,763
                                                      =============  =============  =============  =============  =============
Bonds payable                                         $ 27,035,000   $  2,750,000   $       -      $       -      $       -
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

America First Tax Exempt Mortgage Fund 2 (the Prior Partnership) originally acquired nine tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. The Prior Partnership subsequently acquired five of the properties through foreclosure or deed in lieu of foreclosure and one tax-exempt mortgage bond was prepaid in full. During 1996, the Prior Partnership acquired an additional multifamily property which is adjacent to one of the foreclosed properties that was originally intended to be part of a consolidated property.

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

During 1996, the Partnership acquired The Park at Fifty-Eight Phase I and Park at Countryside and during 1997 the Partnership acquired The Retreat and Park Trace Apartments. In addition, Jackson Park Place was conveyed to the Partnership during 1997 through a deed in lieu of foreclosure. At December 31 1997, the Partnership continued to hold one tax-exempt mortgage bond with a carrying value, at estimated fair value, of $13,006,526 and eight real estate properties with a total depreciated cost of $64,267,471.

The following table shows the various occupancy levels of the properties owned or financed by the Partnership at December 31, 1997:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            280             95%
Avalon Ridge(1)                        Renton, WA                                          356            339             95%
Covey at Fox Valley                    Aurora, IL                                          216            199             92%
The Park at Fifty Eight                Chattanooga, TN                                     196            181             92%
Shelby Heights                         Bristol, TN                                         100             85             85%
Coral Point                            Mesa, AZ                                            336            314             93%
Park at Countryside                    Port Orange, FL                                     120            115             96%
The Retreat                            Atlanta, GA                                         226            211             93%
Park Trace Apartments                  Norcross, GA                                        260            217             83%
                                                                                     ----------     ----------     -----------
                                                                                         2,106          1,941             92%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                                     72,002(2)      60,900(2)          85%
                                                                                     ==========     ==========     ===========

(1) Property securing tax-exempt mortgage bond held by the Partnership.
(2) Represents square feet.

Net rental income earned on the properties owned by the Partnership represents its principal source of income and distributable cash. In addition, the partnership continues to earn interest income on its remaining tax-exempt mortgage bond and on temporary cash investments. The principal amount of the tax-exempt mortgage bond does not amortize over its term. The tax-exempt mortgage bond provides for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bond. During 1997, the Partnership received contingent interest of $290,520 on its Jackson Park Place mortgage bond. However, this mortgage was prepaid during 1997. The Partnership did not receive any other contingent interest on its mortgage bonds during 1997 and does not expect to earn any on its remaining mortgage bond during 1998. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate
(BUC) Holders.

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with the First National Bank of Boston (the Bank) that is used by the Partnership to provide interim financing for the acquisition of multifamily residential properties. The Line of Credit expires on December 19, 1998. The Line of Credit bears interest at 1/2% above the Bank's base rate (which base rate was 9% as of December 31, 1997). The maximum amount available for borrowings under the Line of Credit was $10,290,000 at December 31, 1997. The Partnership did not have any borrowings against the Line of Credit at December 31, 1997. The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements. The Partnership intends to repay any borrowings under the Line of Credit through the refunding of existing tax-exempt bonds that are associated with certain properties owned by the Partnership.

On April 2, 1998, the Partnership expects to receive proceeds of $13,090,000 through the offering of multifamily housing revenue refunding bonds on Coral Point. The bonds were rated "A" by Standard and Poor's Corporation, bear interest at an effective rate of 4.96% and have a 10-year maturity. Proceeds from the offering will be utilized to acquire additional multifamily housing properties.

In accordance with the terms of the Loan Agreement underlying the $8,760,000 in tax-exempt mortgage bonds collateralized by Jackson Park Place (Jackson), the Partnership exercised its option to require the owner of Jackson to prepay the tax-exempt mortgage bonds. The Partnership entered into a Settlement Agreement with the owner of Jackson that provided for the Partnership to acquire Jackson at appraised value on May 7, 1997. In accordance with the terms of the Loan Agreement, the following disbursements were made: (i) $2,100,000 to America First Participating/Preferred Equity Mortgage Fund
(PREP), an affiliated fund, representing payment of the outstanding balance of its Participating Loan on Jackson; (ii) $69,480 to PREP representing contingent interest income on its Participating Loan; (iii) $371,220 to America First Capital Associates Limited Partnership Four (AFCA 4) and $88,780 to the general partner of PREP representing due and unpaid administrative fees; (iv) $290,520 to the Partnership representing contingent interest income on the tax-exempt mortgage bonds; and (v) $360,000 to the owner of Jackson. These disbursements were funded with borrowings on the Partnership's Line of Credit. The Partnership also incurred costs of $18,096 in conjunction with the acquisition.

On July 30,1997, the limited partnership which owns Jefferson Place
(Jefferson Place L.P.) received proceeds of $12,200,000 from the offering of multifamily housing revenue refunding bonds collateralized by Jefferson Place and The Retreat. The Partnership, in turn, received $12,200,000 from Jefferson Place L.P. representing full payment of its $12,800,000 in tax-exempt mortgage bonds on Jefferson Place. In addition to receiving $12,200,000 in cash which resulted in a liability to Jefferson Place L.P. of $2,400,000, the Partnership also received a $3,500,000 subordinate note representing past due interest on the $12,800,000 tax-exempt mortgage bonds. The Partnership did not record this past due interest as management considered its collectability to be doubtful. Interest on the subordinate note, at the rate of 8.5%, is payable monthly solely out of excess cash flow generated by Jefferson Place. Final payment of all outstanding principle and interest is due July 1, 2023. All payments due under the $3,500,000 note are subordinate to payments due under the $12,200,000 in tax-exempt mortgage bonds. The Partnership has not recorded the subordinate note on its balance sheet due to it doubtful collectability. Any interest and principle payments received under the terms of the subordinate note will be recorded as income when received. As a result of this refinancing, the Partnership realized a loss of $3,000,000. Concurrently, the unrealized holding losses related to the investment in tax-exempt mortgage bonds, which is a separate component of partners' capital, was reduced by $3,000,000. Proceeds from the offering were utilized by the Partnership primarily to pay down the Line of Credit.

Excluding proceeds received from the payoff of the Jefferson Place Apartments tax-exempt mortgage bonds, the Partnership received proceeds of $24,365,000 during 1997 through the offering of tax-exempt multifamily housing revenue refunding bonds on three properties it acquired through foreclosure. Proceeds of $3,450,000 were received in March related to Shelby Heights and proceeds of $12,410,000 and $8,505,000 were received in December relating to Covey at Fox Valley and Jackson Park Place, respectively. Proceeds from the bond issuances are being utilized to provide permanent financing for property acquisitions.

In addition to acquiring Jackson Park Place, the Partnership also acquired two additional multifamily properties during 1997, The Retreat and Park Trace Apartments. The Retreat, a 226-unit property, was acquired in April for $9,115,697 and Park Trace Apartments, a 260-unit property, was acquired in October for $14,038,016. Permanent financing for these acquisitions was provided by proceeds the Partnership received through the offering of tax-exempt multifamily housing revenue refunding bonds as described above.

During the year ended December 31, 1997, $299,919 of undistributed income was placed in reserves. The total amount held in reserves at December 31, 1997, was $6,696,977. Future distributions to BUC Holders will depend upon the amount of net rental income and interest income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by operating activities, its Line of Credit, proceeds from the issuance of tax-exempt mortgage bonds and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term and long-term liquidity requirements.

AFCA 4 has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. AFCA 4 believes the Year 2000 problem can be resolved without significant operational difficulties. The Partnership does not maintain its own computer systems and does not reimburse AFCA 4 for any capital expenses associated with computer systems. Therefore, no material effect to the Partnership's results of operations, financial position or cash flows is anticipated from the "Year 2000" issue or its resolution.

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                          For the               For the               For the
                                                                       Year Ended            Year Ended            Year Ended
                                                                    Dec. 31, 1997         Dec. 31, 1996         Dec. 31, 1995
                                                                   ---------------       ---------------       ---------------
Regular monthly distributions
	Income                                                            $         -           $        .5272        $        .5217
	Return of capital                                                          .7500                 .2228                 .2283
                                                                   ---------------       ---------------       ---------------
                                                                   $        .7500        $        .7500        $        .7500
                                                                   ===============       ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow             $        .7500        $        .7500        $        .7500
                                                                   ===============       ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of its real estate, including the property collateralizing the Partnership's remaining mortgage bond and adjust, when necessary, the carrying value of such real estate or the mortgage bond. Each real estate property held by the Partnership is recorded at the lower of cost or net realizable value. The Partnership's mortgage bond is classified as available-for-sale and is, therefore, carried at the estimated fair value of the underlying real property.

The fair value of all real estate owned or financed by the Partnership is based on management's best estimate of the net realizable value of the properties which may vary from the ultimate value realized from these properties. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The carrying value of each real estate property owned by the Partnership is adjusted when there are significant declines in the estimated net realizable value. The carrying value of the mortgage bond is periodically reviewed and adjustments are made when there are significant changes in the estimated net realizable value of the underlying collateral for the bond.

Based on the foregoing methodology, valuation and reviews performed during 1997 indicated that the carrying value of the Partnership's real estate and mortgage bond recorded on the balance sheet at December 31, 1997, required no adjustment.

The following sets forth certain information regarding the real estate owned by the Partnership and the remaining tax-exempt mortgage bond held by the
Partnership:

REAL ESTATE OWNED

Jackson Park Place

Jackson Park Place Apartments, located in Fresno, California, had an average occupancy rate of 93% during 1997 and 1996. The Partnership earned interest of $248,700 on the mortgage bond through May 7, 1997, the date on which Jackson Park Place was acquired by the Partnership. This interest represented the full amount of base interest due for such period. In addition, the Partnership received contingent interest of $290,520. Subsequent to its acquisition, Jackson Park Place generated net cash flow of approximately $505,000. Tax-exempt refunding bonds collateralized by this property were issued in December 1997 and bear interest at an effective rate of 5.8%. Debt service payments were not required on the bonds during 1997. The bonds had a principal balance of $8,505,000 at December 31, 1997. The last principal payment is due on December 1, 2027. The Partnership earned interest of $744,600 on the mortgage bond in 1996 representing the full amount of base interest due for the year. No contingent interest was earned in 1996.

Covey at Fox Valley

Covey at Fox Valley Apartments, located in Aurora, Illinois, had an average occupancy rate of 94% during 1997 compared to 95% during 1996. This property generated net cash flow of $1,246,000 in 1997 compared to $978,000 in 1996. This increase is principally due to a decrease in real estate taxes and property operating expenses. Tax-exempt refunding bonds collateralized by this property and Park Trace Apartments were issued in December 1997 and bear interest at an effective rate of 5.3%. Debt service payments were not required on the bonds during 1997. The bonds had a principal balance of $12,410,000 at December 31, 1997. The bonds have a mandatory redemption date of November 1, 2007.

The Park at Fifty Eight

The Park at Fifty Eight Apartments, located in Chattanooga, Tennessee, had an average occupancy rate of 97% during 1997 compared to 96% during 1996. This property generated net cash flow, excluding debt service, of $420,000 in 1997 compared to $234,000 in 1996. This increase is attributable primarily to the acquisition of Phase I of this apartment complex in May 1996. In May 1996, tax-exempt refunding bonds, with a total principal balance of $2,750,000 and collateralized by this property were issued. The bonds bear interest at an effective rate of 6.65%. Debt service on these bonds totaled $237,281 in 1997. At December 31, 1997, the remaining principal balance of the bonds was $2,670,000. The final principal payment is due on March 1, 2021.

Shelby Heights

Shelby Heights Apartments, located in Bristol, Tennessee, had an average occupancy rate of 92% during 1997 and 1996. This property generated net cash flow, excluding debt service, of approximately $313,000 in 1997 compared to $331,000 in 1996. This decrease is attributable to slightly higher real estate operating expenses, primarily real estate taxes and insurance. Tax-exempt refunding bonds collateralized by this property and Park at Countryside were issued in March 1997 and bear interest at an effective rate of 6.1%. Debt service on the bonds totaled $222,451 in 1997. The bonds had a remaining principal balance of $3,450,000 at December 31, 1997. The final principal payment is due on March 1, 2022.

Coral Point

Coral Point, located in Mesa, Arizona, had an average occupancy rate of 94% during 1997 compared to 96% during 1996. This property generated net cash flow of $1,103,000 in 1997 compared with $1,124,000 in 1996. This decrease is attributable to a $67,000 increase in real estate operating expenses, primarily capital improvements. The increase in operating expenses was partially offset by a $46,000 increase in rental revenues during the year that was a result of increased rental rates.

Park at Countryside

Park at Countryside, located in Port Orange, Florida was acquired by the Partnership on December 30, 1996. It had an average occupancy of rate of 97% in 1997. The property generated net cash flow, excluding debt service, of $257,000 in 1997. Tax-exempt refunding bonds collateralized by this property and Shelby Heights were issued in March 1997 and bear interest at an effective rate of 6.1%. Debt service on the bonds totaled $222,451 in 1997. The bonds had a remaining principal balance of $3,450,000 at December 31, 1997. The final principal payment is due on March 1, 2022.

The Retreat

The Retreat, located in Atlanta, Georgia, was acquired by the Partnership on April 10, 1997. From the date of acquisition through December 31, 1997, the property had an average occupancy of 94% and generated net cash flow of $630,000. This property collateralizes certain tax-exempt refunding bonds that were issued July 30, 1997 by Jefferson Place, L.P..

Park Trace Apartments

Park Trace Apartments, located in Norcross, Georgia, was acquired by the Partnership on October 24, 1997. From the date of acquisition through December 31, 1997, the property had an average occupancy of 86% and generated net cash flow of $194,000. Tax-exempt refunding bonds, collateralized by this property and Covey at Fox Valley, were issued in December 1997 and bear interest at an effective rate of 5.3%. Debt service payments were not required on the bonds during 1997. The bonds had a principal balance of $12,410,000 at December 31, 1997. The bonds have a mandatory redemption date of November 1, 2007.

The Exchange at Palm Bay

The Exchange at Palm Bay, located in Palm Bay, Florida, is an office/warehouse facility. This property continues to experience low occupancy due to the large amount of similar commercial real estate in the surrounding area. The property's average leased space was 65% in 1997 compared to 56% in 1996. The property generated operating cash flow of approximately $244,000 in 1997 compared to $40,000 in 1996. The increase in cash flow is due to a decrease in real estate operating expenses of $134,000 and an increase in rental revenue of $70,000 due to the increase in average occupancy. The decrease of $134,000 in real estate operating expenses is due primarily to decreases in administrative and capital improvements.

TAX EXEMPT BOND

Avalon Ridge

Avalon Ridge Apartments, located in Renton, Washington, had an average occupancy rate of 95% during 1997 compared to 84% during 1996. Interest is recognized as income on this mortgage bond on a cash basis. Interest earned in 1997 was $838,182 compared to $443,169 in 1996 and was approximately $756,000 less than the amount needed to pay the base interest in 1997. Net cash flow generated by the property, excluding interest, increased approximately $440,000 from 1996 to 1997 due to a 37% increase in rental income resulting from an increase in average occupancy and rental rate increases.

At December 31, 1997, the Partnership's tax-exempt mortgage bond was classified as nonperforming. The bond will continue to be classified as nonperforming until such time that the property collateralizing the mortgage bond generates sufficient net cash flow to bring the mortgage bond fully current as to interest payments. The Partnership's management is closely monitoring this property in an effort to maximize cash flow generated. In addition, an affiliate of the Partnership's general partner provides property management services for this property. As such, the Partnership is able to influence certain aspects of the operations of the property which should better position the property to increase long-term cash flow from operations.

Results of Operations

The tables below compare the results of operations for each year shown. The results of operations for 1996 include the combined accounts of the Partnership from August 20, 1996 (the Merger Date), through December 31, 1996, and the accounts of the Prior Partnership from January 1, 1996, until the Merger Date. Results of operations for 1995 include the accounts of the Prior Partnership.

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $    1,611,956      $    2,107,486      $    2,234,610
Contingent interest                                                           290,520                -                   -
Rental income                                                               9,511,041           5,763,648           5,116,073
Interest income on temporary cash investments                                  35,532              51,557              55,720
                                                                       ---------------     ---------------     ---------------
                                                                           11,449,049           7,922,691           7,406,403
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                         1,263,054           1,146,709             792,300
Real estate operating expenses                                              4,514,450           3,047,804           2,359,827
Depreciation                                                                1,897,586           1,165,059           1,197,490
Interest expense                                                            1,132,494             118,382                -
Realized loss on disposition of mortgage bond                               3,000,000                -                   -
                                                                       ---------------     ---------------     ---------------
                                                                           11,807,584           5,477,954           4,349,617
                                                                       ---------------     ---------------     ---------------
Net income (loss)                                                      $     (358,535)     $    2,444,737      $    3,056,786
                                                                       ===============     ===============     ===============

                                                                             Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                            From 1996           From 1995
                                                                       ---------------     ---------------
Mortgage bond investment income                                        $     (495,530)     $     (127,124)
Contingent interest                                                           290,520                -
Rental income                                                               3,747,393             647,575
Interest income on temporary cash investments                                 (16,025)             (4,163)
                                                                       ---------------     ---------------
                                                                            3,526,358             516,288
                                                                       ---------------     ---------------
General and administrative expenses                                           116,345             354,409
Real estate operating expenses                                              1,466,646             687,977
Depreciation                                                                  732,527             (32,431)
Interest expense                                                            1,014,112             118,382
Realized loss on disposition of mortgage bond                               3,000,000                -
                                                                       ---------------     ---------------
                                                                            6,329,630           1,128,337
                                                                       ---------------     ---------------
Net income (loss)                                                      $   (2,803,272)     $     (612,049)
                                                                       ===============     ===============

Mortgage bond investment income decreased $495,530 from 1996 to 1997. The decrease is primarily attributable to: (i) a $496,000 decrease resulting from the acquisition of Jackson Park Place in settlement of the mortgage bond for real estate in May 1997; and (ii) a $395,000 decrease resulting primarily from the disposition of the Jefferson Place mortgage bond in July 1997. These decreases in investment income were partially offset by a $395,000 increase in cash flow received from the tax-exempt bond secured by Avalon Ridge which pays interest on a modified cash basis. The increase in net cash flow received from Avalon Ridge is due primarily to an increase in average occupancy and rental rate increases from 1996 to 1997.

Mortgage bond investment income decreased $127,124 from 1995 to 1996 as a result of a decrease in cash flow from Avalon Ridge of $173,147 which was partially offset by an increase in the cash flow received from Jefferson Place of $46,023. Interest on the tax-exempt bonds on both of these properties was recognized on a modified cash basis during the year. The decrease in cash flow received from Avalon Ridge is due to a decrease in rental rates which was partially offset by lower real estate operating expenses, primarily administrative expenses. The increase in cash flow received from Jefferson Place is due to an increase in rental revenue which was partially offset by higher real estate operating expenses, primarily property taxes. Rental income generated by this property increased due to a slight increase in average occupancy and rental rate increases.

Rental income increased $3,747,393 from 1996 to 1997. This increase was primarily attributable to: (i) a $1,166,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (ii) a $1,128,000 increase resulting from the acquisition of The Retreat in April 1997; (iii) a $743,000 increase resulting from the acquisition of Park at Countryside in December 1996; (iv) a $347,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (v) a $182,000 increase resulting primarily from increased rental rates on Covey at Fox Valley, Shelby Heights and Coral Point and increased average occupancy at The Exchange at Palm Bay; and (vi) a $181,000 increase resulting primarily from the acquisition of Phase I of The Park at Fifty-Eight in May 1996.

Rental income increased $647,575 from 1995 to 1996, primarily due to: (i) a $330,000 increase resulting primarily from the acquisition of Phase I of The Park at Fifty-Eight in May 1996; (ii) a $207,000 increase from Covey at
Fox Valley and Coral Point due primarily to rental rate increases and (iii) a $98,000 increase from The Exchange at Palm Bay due to an increase in leased space during 1996.

Excluding property tax refunds of approximately $180,000 received by Covey at Fox Valley in 1997, real estate operating expenses increased $1,646,713 from 1996 to 1997. This increase is attributable to: (i) a $599,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (ii) a $547,000 increase resulting from the acquisition of The Retreat in April 1997; (iii) a $489,000 increase resulting from the acquisition of Park at Countryside in December 1996; (iv) a $141,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; and (v) a $72,000 increase in property improvements and advertising expenses at Shelby Heights and Coral Point.
These increases were partially offset by (i) a $134,000 decrease in administrative expenses and property improvements at The Exchange at Palm Bay; and (ii) a $67,000 decrease in real estate taxes and labor expenses at Covey at Fox Valley and The Park at Fifty-Eight.

Excluding property tax refunds of approximately $252,000 received by Covey at Fox Valley in 1995, real estate operating expenses increased $435,977 from 1995 to 1996. This increase is attributable to: (i) a $311,000 increase from The Park at Fifty Eight resulting from the acquisition of Phase I of this apartment complex in May 1996 and from various property improvements; (ii) a $102,000 increase in repairs and maintenance expenses and property improvements at Covey at Fox Valley and The Exchange at Palm Bay; (iii) leasing commissions of approximately $85,000 incurred by The Exchange at Palm Bay in connection with leasing additional space to tenants; and (iv) a $31,000 increase in real estate operating expenses at certain properties acquired by the Partnership in foreclosure. These increases were partially offset by a $93,000 decrease in repairs and maintenance expenses at Coral Point.

Depreciation expense increased $732,527 from 1996 to 1997 and is primarily attributable to: (i) a $258,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (ii) a $200,000 increase resulting from the acquisition of The Retreat in April 1997; (iii) a $174,000 increase resulting from the acquisition of Park at Countryside in December 1996; (iv) a $71,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; and
(v) a $30,000 increase resulting primarily from the acquisition of Phase I of The Park at Fifty-Eight in May 1996.

Depreciation expense decreased $32,431 from 1995 to 1996 due to the adoption of Statement of Financial Accounting Standards No. 121 (FAS 121) on January 1, 1996. This decrease was partially offset by an increase in depreciation expense of approximately $51,000 due to the acquisition of Phase I of the Park at Fifty Eight in May 1996. FAS 121 requires that depreciation be calculated on the adjusted carrying value of the properties.

Interest expense increased $1,014,112 from 1996 to 1997 and is primarily attributable to (i) approximately $776,000 on the Partnership's Line of Credit used to acquire new properties; (ii) approximately $172,000 on bonds payable of $3,450,000 which were issued in March 1997; and (iii) a $67,000 increase on bonds payable of $2,750,000 which were issued in May 1996. Interest expense of $118,382 was incurred in 1996 on the $2,750,000 of bonds payable which were issued in May 1996.

Interest income on temporary cash investments decreased $16,025 from 1996 to 1997 due primarily to a decrease in the average reserve balance attributable to withdrawals made from Partnership reserves during 1997 to acquire additional apartment complexes. Interest income on temporary cash investments decreased $4,163 from 1995 to 1996 due primarily to a decrease in the average reserve balance attributable to withdrawals made from Partnership reserves during 1996 to supplement distributions to BUC Holders.

General and administrative expenses increased $116,345 from 1996 to 1997.
This increases is primarily due to: (i) an increase of approximately $171,000 in salaries and related expenses; (ii) an increase of approximately $126,000 in administrative fees on the newly acquired properties; and (iii) net increases of approximately $6,000 in other general and administrative expenses. These increases were partially offset by a decrease of approximately $186,000 of costs incurred in conjunction with the Merger.

General and administrative expenses increased $354,409 from 1995 to 1996.
This increase is primarily due to (i) approximately $186,000 of costs incurred in conjunction with the Merger; (ii) an increase of approximately $98,000 in salaries and related expenses; (iii) an increase of approximately $32,000 in professional fees; (iv) an increase of approximately $12,000 in servicing fees; and (v) net increases of approximately $26,000 in other general and administrative expenses.

The table below segregates the results of operations for the Partnership's real estate operations and tax-exempt mortgage bond investments activities for each year shown.

                                                                              For the             For the             For the
		                                                                         Year Ended	         Year Ended          Year Ended
		                                                                      Dec. 31, 1997	      Dec. 31, 1996       Dec. 31, 1995
                                                                       ---------------     ---------------     ---------------
Real estate operations:
	Rental income	                                                        $    9,511,041      $    5,763,648      $    5,116,073
	Operating expenses		                                                      (4,514,450)         (3,047,804)	        (2,359,827)
	Depreciation		                                                            (1,897,586)         (1,165,059)	        (1,197,490)
                                                                       ---------------     ---------------     ---------------
			                                                                         3,099,005           1,550,785	          1,558,756
                                                                       ---------------     ---------------     ---------------
Tax-exempt mortgage bonds investments:
	Mortgage bond investment income		                                     $    1,611,956           2,107,486           2,234,610
 Contingent interest                                                          290,520                -                   -
 Realized loss on disposition of mortgage bond                             (3,000,000)               -                   -
                                                                       ---------------     ---------------     ---------------
                                                                           (1,097,524)          2,107,486           2,234,610
                                                                       ---------------     ---------------     ---------------
Interest income on temporary cash investments                                  35,532              51,557              55,720
General and administrative expenses		                                      (1,263,054)         (1,146,709)	          (792,300)
Interest expense                                                           (1,132,494)           (118,382)               -
                                                                       ---------------     ---------------     ---------------
Net income	(loss)                                                      $     (358,535)     $    2,444,737      $    3,056,786
                                                                       ===============     ===============     ===============

     This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 7A of Form 10-K are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ended December 31, 1998.

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

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1997 and 1996.

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

	    Michael B. Yanney, 64, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Lozier Corporation, Freedom Communications, Inc., Magnum
Resources, RCN Corporation, Rio Grande Medical Technologies, Inc., Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 43, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 71, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 52, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall metals and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation and American Business Information, Inc..

	    Martin A. Massengale, 64, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 75, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 37, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.

	    Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to AFCA pursuant to the terms of its limited partnership agreement during the year ended December 31, 1997, is described in Note 9 of the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

	    (b)	William S. Carter, M.D. owns 2,000 BUCs.  No other manager or officer of America First Companies L.L.C. and no partner of AFCA owns any BUCs.

	    (c) There are no arrangements known to the Registrant, the operation of which may at any subsequent date result in a change in control of the
Registrant.

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

	    During 1997, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $2,148,734 for certain costs and expenses incurred in connection with the operation of the Registrant. These costs and expenses included legal and accounting fees and investor communication costs, such as printing and mailing charges, and costs incurred in connection with the offering of multifamily housing refunding bonds and the acquisition of real estate. See Note 9 to Notes to Financial Statements filed in response to Item
8 hereof for a description of these costs and expenses.

     Pursuant to the Limited Partnership Agreement, AFCA is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $352,190 in 1997.

     During 1997, AFCA 4 received administrative fees of $371,220 from the owner of Jackson Park Place in conjunction with the Settlement Agreement described in Item 7. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

     AFCA is entitled to receive a property acquisition fee from the Registrant in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Registrant paid acquisition fees of $325,184 to AFCA during 1997.

     The general partner of the property partnership which owned Jefferson Place was principally owned by an employee of America First Companies L.L.C. through July 30, 1997. Such employee has a nominal interest in America First Companies L.L.C.. AFCA and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Registrant and the mortgage bond. The general partner did not receive cash distributions from the property partnership in 1997. On July 30, 1997, the Partnership acquired the general partnership interest in the property partnership.

     America First Properties Management Company, L.L.C. (the "Manager") has been retained to provide property management services with respect to the day-to-day operation of Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place, Avalon Ridge, Park at Countryside (beginning in January 1997), the Retreat (beginning in April 1997), Jackson Park Place (beginning in May 1997) and Park Trace Apartments (beginning in October 1997). The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4.5% to 5% of gross revenues. Because the Manager is an affiliate of AFCA, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services.
During the year ended December 31, 1997, the Registrant paid the Manager property management fees of $617,079.

 	                                   PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1A.	Financial Statements of the Registrant.  The following
     financial statements of the Registrant are included in response to Item 8 of this report:

		           Independent Accountants' Report.

		           Balance Sheets of the Registrant as of December 31, 1997, and
             December 31, 1996.

		           Statements of Income of the Registrant for the years ended
             December 31, 1997, December 31, 1996, and December 31, 1995.

		           Statements of Partners' Capital of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

		           Statements of Cash Flows of the Registrant for the years ended
             December 31, 1997, December 31, 1996, and December 31, 1995.

		           Notes to Financial Statements of the Registrant.

		           Schedule III--Real Estate and Accumulated Depreciation for the
             years ended December 31, 1997 and December 31, 1996.

           B.	Financial Statements of Sunpointe Associates Limited
     Partnership ("Sunpointe"). The following financial statements of Sunpointe are included in response to Item 8 of this report:

		           Independent Auditors' Report.

		           Balance Sheets of Sunpointe as of December 31, 1997 and December
             31, 1996.

		           Statements of Income of Sunpointe for the years ended December
             31, 1997, December 31, 1996 and December 31, 1995.

		           Statements of Changes in Partners' Equity (Deficit) of Sunpointe
             for the years ended December 31, 1997, December 31, 1996 and
             December 31, 1995.

		           Statements of Cash Flows of Sunpointe for the years ended
             December 31, 1997, December 31, 1996 and December 31, 1995.

		           Notes to Financial Statements of Sunpointe.

           C.	Financial Statements of Jefferson Place L.P. ("Jefferson").
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

               10(d). Settlement Agreement among the Registrant and Jackson
            Park Place, Artel Farms, Inc., and David A. Dyck dated April 11, 1997 (incorporated herein by reference to Form 10-Q dated June 30, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America first Apartment Investors, L.P. (Commission File No. 0-20737)).

               10(e). $12,410,000 Promissory Note, dated December 11, 1997, from Park Trace Apartments Limited Partnership to the City of Aurora, Illinois (The Covey at Fox Valley Apartment Project) Series 1997. (To be supplied by amendment.)

               10(f). Loan Agreement, dated December 1, 1997, between Park
            Trace Apartments Limited Partnership and City of Aurora, Illinois (The Covey at fox Valley Apartment Project) Series 1997. (To be supplied by amendment.)

               10(g). Indenture of Trust, dated December 1, 1997, between City of Aurora, Illinois and UMB Bank, National Association (The Covey at Fox Valley Apartment Project) Series 1997. (To be supplied by amendment.)

               10(h). Revolving Credit Loan Agreement, dated December 19,
            1996, between America First Apartment Investors, L.P. and The First National Bank of Boston. (To be supplied by amendment.)

			            24.	Power of Attorney.

	    (b)	The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report.

     Item Reported             Financial Statements        Date of Report
                                     Filed

     2. Acquisition or                 No                  November 10, 1997
        Disposition of
        Assets


     2. Acquisition or                 No                  October 24, 1997
        Disposition of
        Assets

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First Apartment Investors L.P.:

We have audited the accompanying balance sheets of America First Apartment Investors L.P. (formerly America First Tax Exempt Mortgage Fund 2 Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income (loss), partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998                                    /s/Coopers & Lybrand L.L.P.





To the Partners
America First Apartment Investors L.P.:

Our report on the financial statements of America First Apartment Investors L.P. (formerly Tax Exempt Mortgage Fund 2 Limited Partnership) is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information required to be included therein.



Omaha, Nebraska
March 26, 1998                                    /s/Coopers & Lybrand L.L.P.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

                                                                                              Dec. 31, 1997       Dec. 31, 1996
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   7,879,934       $   2,021,860
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      13,006,526          31,566,526
 Investment in real estate, net of accumulated depreciation (Note 6)                            64,267,471          30,199,846
 Interest receivable                                                                               108,623             186,320
 Other assets                                                                                    1,860,968             948,849
                                                                                             --------------      --------------
                                                                                             $  87,123,522       $  64,923,401
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                  $   1,861,162       $   1,454,694
  Bonds payable (Note 7)                                                                        27,035,000           2,750,000
  Line of credit (Note 8)                                                                             -              3,584,200
  Due to Jefferson Place L.P.                                                                    2,400,000                -
  Distribution payable (Note 3)                                                                    329,051             329,051
                                                                                             --------------      --------------
                                                                                                31,625,213           8,117,945
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    7,037               4,038
  Beneficial Unit Certificate Holders
  ($10.65 per BUC in 1997 and $10.90 in 1996)                                                   55,491,272          56,801,418
                                                                                             --------------      --------------
                                                                                                55,498,309          56,805,456
                                                                                             --------------      --------------
                                                                                             $  87,123,522        $  64,923,401
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                                                 (Combined)
                                                                         --------------      --------------      --------------
Income
 Mortgage bond investment income (Note 5)                                $   1,611,956       $   2,107,486       $   2,234,610
 Contingent interest (Note 5)                                                  290,520                -                   -
 Rental income                                                               9,511,041           5,763,648           5,116,073
 Interest income on temporary cash investments                                  35,532              51,557              55,720
                                                                         --------------      --------------      --------------
                                                                            11,449,049           7,922,691           7,406,403
                                                                         --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 9)                                1,263,054           1,146,709             792,300
 Real estate operating expenses                                              4,514,450           3,047,804           2,359,827
 Depreciation                                                                1,897,586           1,165,059           1,197,490
 Interest expense                                                            1,132,494             118,382                -
 Realized loss on disposition of mortgage bond                               3,000,000                -                   -
                                                                         --------------      --------------      --------------
                                                                            11,807,584           5,477,954           4,349,617
                                                                         --------------      --------------      --------------
Net income (loss)                                                        $    (358,535)      $   2,444,737       $   3,056,786
                                                                         ==============      ==============      ==============
Net income (loss) allocated to:
 General Partner                                                         $      42,485       $      36,098       $      42,543
 BUC Holders                                                                  (401,020)          2,408,639           3,014,243
                                                                         --------------      --------------      --------------
                                                                         $    (358,535)      $   2,444,737       $   3,056,786
                                                                         ==============      ==============      ==============
Net income (loss), basic and diluted, per BUC                            $        (.08)      $         .46       $         .57
                                                                         ==============      ==============      ==============
Weighted average number of BUCs outstanding                                  5,212,167           5,228,895           5,245,623
                                                                         ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1994, TO DECEMBER 31, 1997

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses):
Balance at December 31, 1994                        $        4,750           5,245,623      $   68,277,168      $   68,281,918
Net income                                                  42,543                -              3,014,243           3,056,786
Cash distributions paid or accrued (Note 3)
 Income                                                    (39,740)               -             (2,736,727)         (2,776,467)
 Return of capital                                            -                   -             (1,197,490)         (1,197,490)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1995                                 7,553           5,245,623          67,357,194          67,364,747
Net income                                                  36,098                -              2,408,639           2,444,737
Cash distributions paid or accrued (Note 3)
 Income                                                    (39,613)               -             (2,756,612)         (2,796,225)
 Return of capital                                            -                   -             (1,165,059)         (1,165,059)
Purchase of units                                             -                (33,456)           (294,270)           (294,270)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1996                                 4,038           5,212,167          65,549,892          65,553,930
Net income (loss)                                           42,485                -               (401,020)           (358,535)
Cash distributions paid or accrued (Note 3)
 Income                                                    (39,486)               -             (2,011,594)         (2,051,080)
 Return of capital                                            -                   -             (1,897,532)         (1,897,532)
Purchase of units                                             -                   -                   -                   -
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1997                                 7,037           5,212,167          61,239,746          61,246,783
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses:
Balance at December 31, 1995 and 1996                         -                   -             (8,748,474)         (8,748,474)
Net change (realized loss)                                    -                   -             (3,000,000)         (3,000,000)
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -             (5,748,474)         (5,748,474)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1997                        $        7,037           5,212,167      $   55,491,272      $   55,498,309
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                                                 (Combined)
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income (loss)                                                      $     (358,535)     $    2,444,737      $    3,056,786
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                             1,897,586           1,165,059           1,197,490
    Amortization                                                               165,536               4,526                -
    Realized loss on disposition of mortgage bond                            3,000,000                -                   -
    Decrease (increase) in interest receivable                                  77,697              10,281              (7,435)
    Decrease (increase) in other assets                                        191,581            (492,459)            (40,080)
    Increase in accounts payable                                               406,468             771,681              27,189
                                                                        ---------------     ---------------     ---------------
 Net cash provided by operating activities                                   5,380,333           3,903,825           4,233,950
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                             (680,889)           (168,599)           (317,408)
 Acquisition of real estate                                                (26,524,322)         (5,305,736)               -
 Proceeds from disposition of mortgage bond                                 12,200,000                -                   -
                                                                        ---------------     ---------------     ---------------
 Net cash used in investing activities                                     (15,005,211)         (5,474,335)           (317,408)
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         (3,948,612)         (3,963,396)         (3,973,957)
 Net borrowing (repayments) on line of credit                               (3,584,200)          3,584,200                -
 Proceeds from issuance of bonds payable                                    24,365,000           2,750,000                -
 Bond issuance and line of credit costs paid                                (1,269,236)           (396,724)               -
 Principal payments on bonds payable                                           (80,000)               -                   -
 Purchase of units                                                                -               (294,270)               -
                                                                        ---------------     ---------------     ---------------
 Net cash provided by (used in) financing activities                        15,482,952           1,679,810          (3,973,957)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments               5,858,074             109,300             (57,415)
Cash and temporary cash investments at beginning of year                     2,021,860           1,912,560           1,969,975
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year                      $    7,879,934      $    2,021,860      $    1,912,560
                                                                        ===============     ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                                 $      898,046      $       53,133      $         -
                                                                        ===============     ===============     ===============
Supplemental schedule of non-cash investing and financing activities:
 Settlement of mortgage bond for real estate                            $    8,760,000      $         -         $         -
 Due to Jefferson Place L.P.                                                 2,400,000                -                   -

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

    Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method.

 D) Fair Value of Real Estate
    The fair value of the real estate (including real estate which collateralizes the Partnership's remaining tax-exempt bond) is based on management's best estimate of the net realizable value of the properties which may differ from the ultimate values realized from these properties. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration.

 E) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $11,240,910 and $11,746,353 at December 31, 1997, and December 31, 1996, respectively.

 F) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 G) Net Income per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented.

 H) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, did not have an impact on the Partnership's computation, presentation or disclosure of earnings per BUC as no dilutive common share equivalents existed at December 31, 1997.

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $6,696,981 at December 31, 1997. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the mortgage bonds, real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

On July 10, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 50,000 BUCs of the Partnership in open market transactions. Through December 31, 1997, 33,456 BUCs had been acquired at a cost of $294,270 (none during 1997).

5. Investment in Tax-Exempt Mortgage Bonds

The tax-exempt mortgage bonds consisted of three such bonds issued by various state and local governments, agencies or authorities to finance the construction and/or permanent financing of apartment projects. During 1997, two of the tax-exempt mortgage bonds were repaid. The remaining bond was issued to finance Avalon Ridge Apartments in Renton, Washington. However, this mortgage bond does not constitute an obligation of such housing authority, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage bond. The mortgage bond is a nonrecourse obligation of the owner of Avalon Ridge Apartments and the sole source of funds to pay principal and interest on the mortgage bond is the net cash flow or the sale or refinancing proceeds generated by this property. The mortgage bond is collateralized by a first mortgage on Avalon Ridge Apartments and all related personal property and an assignment of rents.

Each of the mortgage bonds provided for the payment of base interest and for the payment of additional contingent interest out of a portion of the net cash flow of the properties, and out of a portion of the sale or refinancing proceeds from a property, subject to various priority payments. The principal of the remaining mortgage bond does not amortize during the term thereof, but will be required to be repaid in a lump sum payment at the expiration of its term. Principal and accrued interest on the remaining mortgage bond will become due and payable upon the sale of the financed property. Accordingly, the Partnership has classified such bond as available-for-sale. The Partnership may waive compliance with any of the terms of the mortgage bond.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

Descriptions of the tax-exempt mortgage bonds owned by the Partnership during 1997 are as follows:

                                                                                    Base                                Income
                                                        Number       Maturity   Interest             Carrying           Earned
  Property Name                     Location          of Units   	       Date       Rate(1)            Amount          in 1997
  -----------------------------     ---------------   --------   -------------   --------    -----------------     ------------
  Performing:
   Jackson Park Place               Fresno, CA           296          09/01/11      8.5%     $           -   (3)   $   248,700
                                                                                             -----------------     ------------
  Nonperforming:(2)
   Jefferson Place                  Olathe, KS           352          12/01/10      8.5%                 -   (4)       525,073
   Avalon Ridge                     Renton, WA           356          09/01/11      8.5%           18,755,000          838,183
                                                                                             -----------------     ------------
                                                                                                   18,755,000        1,363,256
                                                                                             -----------------     ------------
                                                                                                                   $ 1,611,956
  Unrealized holding losses                                                                        (5,748,474)     ============
                                                                                             -----------------
  Balance at December 31, 1997 (at estimated fair value)                                     $     13,006,526
                                                                                             =================

 									                                                                    For the		           For the		           For the
									                                                                  Year Ended	        	Year Ended	        	Year Ended
									                                                               Dec. 31, 1997		     Dec. 31, 1996		     Dec. 31, 1995
													                                                          ---------------     ---------------     ---------------
Reconciliation of the carrying amounts of the
 mortgage bonds is as follows:
 	Balance at beginning of year						                                   $   40,315,000      $   40,315,000 	    $  	40,315,000
   Settlement of mortgage bond for real estate (3)                         (8,760,000)               -                   -
   Disposition of mortgage bond (4)                                       (12,800,000)               -                   -
                                                                       ---------------     ---------------     ---------------
  Balance at end of year                                                   18,755,000          40,315,000          40,315,000
                                                                       ===============     ===============     ===============
The following summarizes the activity in the
 unrealized holding losses:
  Balance at beginning of year							                                  $    8,748,474      $    8,748,474 	    $    8,748,474
   Change in unrealized holding losses (realized loss)                     (3,000,000)                -               -
                                                                       ---------------     ---------------     ---------------
  Balance at end of year                                               $    5,748,474      $    8,748,474      $    8,748,474
                                                                       ===============     ===============     ===============


(1) In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership received contingent interest of $290,520 in 1997 (See (3)). The Partnership did not receive any additional contingent interest in 1996 or 1995.

(2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds was $865,586 for 1997, $1,319,289 for 1996 and $1,192,165 for 1995.

(3) In accordance with the terms of the Loan Agreement underlying the $8,670,00 in tax-exempt mortgage bonds collateralized by Jackson Park Place (Jackson), the Partnership exercised its option to require the owner of Jackson to prepay the tax-exempt mortgage bonds. The Partnership entered into a Settlement Agreement with the owner of Jackson that provided for the Partnership to acquire Jackson at appraised value on May 7, 1997. In accordance with the terms of the Loan Agreement, the following disbursements were made: (i) $2,100,000 to America First Participating/Preferred Equity Mortgage Fund (PREP), an affiliated fund, representing payment of the outstanding balance of its Participating Loan on Jackson; (ii) $69,480 to PREP representing contingent interest income on its Participating Loan; (iii) $371,220 to AFCA 4 and $88,780 to the general partner of PREP representing due and unpaid administrative fees;
    (iv) $290,520 to the Partnership representing contingent interest income on the tax-exempt mortgage bonds; and (v) $360,000 to the owner of Jackson. These disbursements were funded with borrowings on the Partnership's Line of Credit. The Partnership also incurred costs of $18,096 in conjunction with the acquisition.

(4) On July 30, 1997, the limited partnership which owns Jefferson Place (Jefferson L.P.) received proceeds of $12,200,000 from the offering of multifamily housing revenue refunding bonds collateralized by Jefferson Place and The Retreat. The Partnership, in turn, received $12,200,000 from Jefferson Place L.P. representing full payment of its $12,800,000 in tax-exempt mortgage bonds on Jefferson Place. As a result, the Partnership realized a loss of $3,000,000. Concurrently, the unrealized holding losses related to the investment in tax-exempt mortgage bonds, which is a separate component of partners' capital, was reduced by $3,000,000. In addition to receiving $12,200,000 in cash which resulted in a liability to Jefferson Place L.P. of $2,400,000, the Partnership also received a $3,500,000 subordinate note representing past due interest on the $12,800,000 tax-exempt mortgage bonds. The Partnership did not record this past due interest as management considered its collectability to be doubtful. Interest on the subordinate note, at the rate of 8.5%, is payable monthly solely out of excess cash flow generated by Jefferson Place. Final payment of all outstanding principal and interest is due July 1, 2023. All payments due under the $3,500,000 note are subordinate to payments due under the $12,200,000 in tax-exempt mortgage bonds. The Partnership has not recorded the subordinate note on its balance sheet due to its doubtful collectability. Any interest and principal payments received under the terms of the subordinate note will be recorded as income when received.

Unaudited combined condensed financial information of the properties collateralizing the Partnership's investment in tax-exempt mortgage bonds is as follows:

                                                                        Dec. 31, 1997       Dec. 31, 1996
                                                                       ---------------     ---------------
Assets
  Real estate                                                          $   11,637,996      $   25,235,016
  Restricted deposits and funded reserves                                     106,977             319,314
  Other assets                                                                166,531             319,593
                                                                       ---------------     ---------------
                                                                           11,911,504      $   25,873,923
                                                                       ===============     ===============
Liabilities and Partners' Capital
  Liabilities
    Mortgage and notes payable                                         $   20,000,000      $   43,660,000
    Accrued interest payable                                                6,484,223          11,407,628
    Other liabilities                                                       1,258,536           2,673,311
  Partners' Capital (Deficit)                                             (15,831,255)        (31,867,016)
                                                                       ---------------     ---------------
                                                                           11,911,504      $   25,873,923
                                                                       ===============     ===============

Rental income                                                          $    3,934,455      $    5,575,983
                                                                       ===============     ===============
Net loss                                                               $     (945,757)     $   (3,274,784)
                                                                       ===============     ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

6. Investment in Real Estate

During 1997, the Partnership acquired three multifamily properties, The Retreat, Jackson Park Place and Park Trace Apartments. Interim financing for The Retreat and Park Trace Apartments was primarily provided from proceeds from the Partnership's line of credit and subsequently permanently financed through the reissuance of tax-exempt refunding bonds (see Note 7). Jackson Park Place was conveyed to the Partnership through a deed in lieu of foreclosure (see Note 5).

The Partnership's investment in real estate is comprised of the following:

                                                                                    Building         Carrying         Carrying
                                                     Number                              and         Value at         Value at
  Property Name                 Location            of Units  	        Land     Improvements    Dec. 31, 1997    Dec. 31, 1996
  --------------------------    -----------------   --------    ------------   --------------   --------------   --------------
  Covey at Fox Valley(1)        Aurora, IL             216      $ 1,320,000    $  10,028,338    $  11,348,338    $  11,348,338
  The Exchange at Palm Bay      Palm Bay, FL        72,002(2)     1,296,002        3,989,949        5,285,951        4,605,062
  The Park at Fifty Eight(1),(3)Chattanooga, TN        196          231,113        4,122,226        4,353,339        4,353,339
  Shelby Heights(1)             Bristol, TN            100          175,000        2,952,847        3,127,847        3,127,847
  Coral Point(1)                Mesa, AZ               336        2,240,000        8,960,000       11,200,000       11,200,000
  Park at Countryside(1)        Port Orange, FL        120          647,000        2,616,648        3,263,648        3,245,454
  The Retreat (4)               Atlanta, GA            226        1,800,000        7,315,697        9,115,697             -
  Jackson Park Place            Fresno, CA             296        1,400,000       10,712,415       12,112,415             -
  Park Trace Apartments (1)     Norcross, GA           260        2,246,000       11,792,016       14,038,016             -
                                                                                               --------------    --------------
                                                                                                  73,845,251        37,880,040
  Less accumulated depreciation                                                                   (9,577,780)       (7,680,194)
                                                                                               --------------    --------------
  Balance at end of year                                                                       $  64,267,471     $  30,199,846
                                                                                               ==============    ==============

(1) Property is encumbered as described in Note 7.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).
(4) Property serves as collateral for $12,200,000 of multifamily revenue refunding bonds issued on Jefferson Place as described in Note 5.

                                                              									      For the             For the             For the
                                                              									   Year Ended          Year Ended          Year Ended
                                                              									Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
	                                                                     ---------------     ---------------     ---------------
Reconciliation of the carrying values of the
 real estate held is as follows:
  Balance at beginning of year	                      			              $   30,199,846      $   29,390,570      $   30,270,652
   Capital improvements		                                            		      680,889             168,599             317,408
   Acquisition of real estate                                             26,524,322           5,305,736                -
   Settlement of mortgage bond for real estate                             8,760,000                -                   -
   Depreciation								                                                   (1,897,586)         (1,165,059)	        (1,197,490)
   Write-down of impaired real estate                                           -             (3,500,000)               -
                                                         								     ---------------     ---------------     ---------------
  Balance at end of year					                                         $   64,267,471      $   30,199,846      $   29,390,570
                                                        								      ===============     ===============     ===============
The following summarizes the activity in the
 valuation allowance:
   Balance at beginning of year		        					                        $         -         $    3,500,000      $	   3,500,000
   Write-down of impaired real estate                                           -             (3,500,000)               -
                                                                      ----------------    ----------------    ---------------
  Balance at end of year                                              $         -         $         -         $    3,500,000
                                                                      ================    ================    ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

7.  Bonds Payable

Bonds payable were originated by the Partnership through the issuance of tax-exempt refunding bonds. Bonds payable at December 31, 1997, consists of the following:


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
 Park at Countryside                        principal and/or interest           to $276,000
                                            are due each March 1 and September 1

Covey at Fox Valley       5.30%  11/1/2007  semiannual payments of              $586,000 in 1998,         12,410,000
 and Park Trace Apartments                  interest are due each May 1         $658,000 thereafter
                                            and November 1

Jackson Park Place        5.80%  12/1/2027  monthly payment of                  $611,901                   8,505,000
                                            principal and interest
                                            are due the 1st of each month
                                                                                                        -------------
Balance at December 31, 1997				 																																														 			                     $ 27,035,000
																																																																																																								=============

Principal maturities on the bonds payable are as follows:

               Year              Amount
         ----------------    ----------------
               1998          $       228,402
               1999                  234,859
               2000                  251,701
               2001                  268,950
               2002                  281,631
             Thereafter           25,769,457
                             ----------------
                             $    27,035,000
                             ================

8.  Line of Credit

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with The First National Bank of Boston (the Bank). The Line of Credit provides interim financing for the acquisition of multifamily residential properties. It expires on December 19, 1998. The Line of Credit bears interest, which is payable monthly, at 1/2% above the Bank's base rate (which base rate was 9% as of December 31, 1997). In addition, the Partnership pays a facility fee of 1/4 of 1% on the unused portion of the line which is payable quarterly in arrears. The Line of Credit is collateralized by Coral Point; however, the Partnership may substitute other real estate owned as collateral, subject to the approval of the Bank. The maximum amount available for borrowings under the Line of Credit was $10,290,000 at December 31, 1997. The Partnership did not have any borrowings against the Line of Credit at December 31, 1997. The Line of Credit contains convenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

									                                              1997	               1996		              1995
                                            ---------------     ---------------     ---------------
Costs capitalized by the Partnership        $      735,971      $       199,060     $          -
Interest on line of credit                         621,148                 -                   -
Reimbursable salaries and benefits							          528,916              482,635             370,211
Professional fees and expenses								              71,722               56,325              40,360
Other expenses								                              51,324               33,564 		           27,088
Investor services and custodial fees								        36,488               60,199 	            51,664
Registration fees							                            32,296               24,466     		       18,037
Report preparation and distribution			              22,431               16,017     		       16,854
Insurance								                                   22,133               23,030     		       19,136
Consulting and travel expenses					                 16,008                9,970     		        3,936
Telephone								                                   10,297                8,363 		            8,729
Restructuring costs                                   -                 186,385                -
Stock certificates                                    -                   1,952                -
                                            ---------------     ---------------     ---------------
								                                    $    2,148,734      $     1,101,966     $       556,015
                                            ===============     ===============     ===============

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $352,190 in 1997, $226,200 in 1996, and $226,200 in 1995.
During 1997, AFCA 4 received administrative fees of $371,220 from the owner of Jackson Park Place in conjunction with the Settlement Agreement.

AFCA 4 did not receive any administrative fees from property owners in 1997. AFCA 4 received from property owners administrative fees of $26,280 in 1996 and $8,066 in 1995. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Partnership paid acquisition fees of $325,184 and $39,863 to AFCA 4 during 1997 and 1996, respectively. No such fees were paid to AFCA 4 during 1995.

The general partner of the property partnership which owned Jefferson Place was principally owned by an employee of an affiliate of AFCA 4 through July 30, 1997. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership and the mortgage bond. The general partner did not receive cash distributions from the partnership in 1997, 1996, or 1995. On July 30, 1997, the Partnership acquired the general partnership interest in the property partnership.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place, Avalon Ridge, Park at Countryside (beginning in January
1997), the Retreat (beginning in April 1997), Jackson Park Place (beginning in May 1997) and Park Trace Apartments (beginning October 1997). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $611,079 in 1997, $431,730 in 1996, and $382,143 in 1995.

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

  Line of Credit: Given the short-term nature of the Line of Credit as well as its variable rate of interest, fair value approximates carrying value.

                                                  At December 31, 1997                    At December 31, 1996
                                          -----------------------------------     -----------------------------------
                                                Carrying           Estimated            Carrying           Estimated
                                                  Amount          Fair Value              Amount          Fair Value
                                          ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments       $    7,879,934      $    7,879,934      $    2,021,860      $    2,021,860
Investment in tax-exempt mortgage bonds       13,006,526          13,006,526          31,566,526          31,566,526
Bonds payable                                 27,035,000          27,737,000           2,750,000           2,812,869
Line of Credit                                      -                   -              3,584,200           3,584,200

11.	Summary of Unaudited Quarterly Results of Operations

							                                                     First		            Second		             Third		            Fourth
From January 1, 1997 to December 31, 1997		           				Quarter	           	Quarter		           Quarter		           Quarter
													                                      ---------------     ---------------     ---------------     ---------------
Total income					                                  $   	2,331,310    	 $    3,066,182    	 $   	2,891,992    	 $    3,159,565
Total expenses		                                   				(1,434,255)	        (2,267,619)	       	(5,425,977)(1)      (2,679,733)
													                                      ---------------     ---------------     ---------------     ---------------
Net income	(loss)                                  $      897,055  	   $      798,563    	 $   (2,533,985)   	 $     	479,832
													                                      ===============     ===============     ===============     ===============
Net income (loss), basic and diluted, per BUC	     $          .17    	 $         	.15    	 $ 	       (.49)   	 $       	  .09
													                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale						                                            9-1/2 		            9-3/8 		            9-7/8 		           10-1/2
 Low sale						                                             8-5/8   		          8-3/4 		            8-7/8             		9-3/8
													                                      ===============     ===============     ===============     ===============

(1) During the third quarter of 1997, the Partnership realized a loss of $3,000,000 on the disposition of its tax-exempt mortgage bond on Jefferson Place.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

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
										                                         ===============     ===============     ===============     ===============

(1) The market price per share information includes that of America First Apartment Investors L.P. from August 20, 1996 (the Merger Date), through December 31, 1997, and America First Tax Exempt Fund 2 Limited Partnership for periods prior to the Merger Date.

The BUCs are quoted on the NASDAQ Stock Market under the symbol APROZ. Prior to the Merger Date, the BUCs were quoted under the symbol ATAXZ. The high and low quarterly prices of the BUCs shown represent the final sales prices and were compiled from the Monthly Statistical Reports provided to the Partnership by the National Association of Securities Dealers, Inc.

12.	Unaudited Pro Forma Statements of Operations

The unaudited pro forma statements of operations are presented as if the acquisitions of Park Trace Apartments, Jackson Park Place, and The Retreat had occurred at the beginning of the year preceding the acquisition. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations would have been had transactions been consummated as of the beginning of each period presented.

                                                                  1997                                    1996
                                                   -----------------------------------     -----------------------------------
                                          	          		Historical	          Pro Forma		        Historical		         Pro Forma
													                                      ---------------     ---------------     ---------------     ---------------
Income	      				                                  $   11,449,049    	 $   13,678,754    	 $   	7,922,691    	 $   12,579,266
Expenses		                                         			 11,807,584 	        14,668,475 	       	 5,477,954 		       10,711,184
													                                      ---------------     ---------------     ---------------     ---------------
Net income	(loss)                                  $     (358,535) 	   $     (989,721)   	 $    2,444,737    	 $    1,868,082
													                                      ===============     ===============     ===============     ===============
Net income (loss), basic and diluted, per BUC	     $         (.08)   	 $         (.20)   	 $ 	        .46    	 $       	  .35
													                                      ===============     ===============     ===============     ===============

Schedule III

AMERICA FIRST APARTMENT INVESTORS, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

								                                                                                              Costs Capitalized
					                                                                        Initial Cost			              Subsequent
                            Description			 	                                to Partnership			           to Acquisition
---------------------------------------------------------------------  -------------------------   ------------------------
                                                                                		 				Building	      Building
						                                                                                   and	           and		         Carrying
Property	                 Location	         # of Units	  Encumbrances	       Land	 	 Improvements	  Improvements	 	      Costs
------------------------  ---------------  ------------  ------------  -----------   ------------   ------------   ------------
Covey at Fox Valley	      Aurora, IL	         216 	           (a)	     $1,320,000  	 $11,090,000 	  $      -       $      -
The Exchange at Palm Bay	 Palm Bay, FL	    72,002 sq ft       (b)	      1,296,002(d)   4,349,682 	      825,830 	 	       -
The Park at Fifty Eight   Chattanooga, TN	    196 	           (c)	        231,113(e)	  2,553,474 	    1,818,485           -
Shelby Heights	           Bristol, TN	        100 	           (b)	        175,000  		  3,275,000 	         -         	    -
Coral Point	              Mesa, AZ	           336 	           (a)	      2,240,000  		  8,960,000 	         -             	-
Park at Countryside       Port Orange, FL     120             (b)         647,000      2,598,454           -              -
                                                                        -----------   ------------   ------------   ------------
				                                                                    $5,909,115    $32,826,610	   $ 2,644,315		  $     -
																                                                        ===========   ============   ============   ============

                               Gross Amount at December 31, 1996
                           -----------------------------------------
                                           Building		                  Accumulated			                                  Which
						                                       and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                        Land	   Improvements	      (f),(g)	           (h)	   Construction	  Acquired	   is Computed
------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	       $1,320,000  	 $10,028,338 	  $11,348,338 	  $ 3,174,388  	      1989	       1989	     27.5 years
The Exchange at Palm Bay	   1,296,002  	   3,309,060 	    4,605,062 	    1,540,765  	      1988	       1990(d)   31.5 years
The Park at Fifty Eight	      231,113  	   4,122,226 	    4,353,339 	      566,028  	      1987	       1991(e)   27.5 years
Shelby Heights	               175,000  	   2,952,847 	    3,127,847 	      645,930  	      1987	       1991	     27.5 years
Coral Point	                2,240,000  	   8,960,000 	   11,200,000 	    1,753,083  	      1987	       1991	     27.5 years
Park at Countryside           647,000      2,598,454      3,245,454           -            1983        1996      27.5 years
                           -----------   ------------   ------------   ------------
				                       $5,909,115	   $31,970,925	   $37,880,040	   $ 7,680,194
																           ===========   ============   ============   ============

(a) The encumbrance represents the borrowing on a line of credit with The First National Bank of Boston which is collateralized by these properties. The line of credit bears interest at 1/2% above of The First National Bank of Boston's Base Rate (8.75% at December 31, 1996) and expires on December 19, 1997.
(b) The Partnership has no encumbrances against these properties.
(c) The encumbrance represents bonds payable originated by the Partnership through the issuance of tax-exempt refunding bonds of $2,750,000 collateralized by this property. The bonds bear interest at an effective rate of 6.65%. The final payment of principal is due on March 1, 2021.
(d) Land with a cost of $1,150,318 and $145,684 was acquired in 1990 and 1996, respectively.
(e) Land with a cost of $135,000 and $96,113 was acquired in 1991 and 1996, respectively.

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
                                   ===============

Schedule III

AMERICA FIRST APARTMENT INVESTORS, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

								                                                                                              Costs Capitalized
					                                                                         Initial Cost			              Subsequent
                            Description			 	                                 to Partnership			           to Acquisition
---------------------------------------------------------------------  --------------------------   ------------------------
                                                                                 		 				Building	      Building
						                                                                                    and	           and		         Carrying
Property	                 Location	         # of Units	  Encumbrances	        Land	 	 Improvements	  Improvements	 	      Costs
------------------------  ---------------  ------------  ------------  ------------   ------------   ------------   ------------
Covey at Fox Valley	      Aurora, IL	         216 	           (c)	     $ 1,320,000  	 $11,090,000 	  $      -       $      -
The Exchange at Palm Bay	 Palm Bay, FL	    72,002 sq ft       (b)	       1,296,002(d)   4,349,682 	    1,506,719 	 	       -
The Park at Fifty Eight   Chattanooga, TN	    196 	           (c)	         231,113(e)	  2,553,474 	    1,818,485           -
Shelby Heights	           Bristol, TN	        100 	           (c)	         175,000  		  3,275,000 	         -         	    -
Coral Point	              Mesa, AZ	           336 	           (a)	       2,240,000  		  8,960,000 	         -             	-
Park at Countryside       Port Orange, FL     120             (c)          647,000      2,598,454         18,194           -
The Retreat               Atlanta, GA         226             (f)        1,800,000      7,315,697           -              -
Jackson Park Place        Fresno, CA          296             (c)        1,400,000     10,712,415           -              -
Park Trace Apartments     Norcross, GA        260             (c)        2,246,000     11,792,016           -              -
                                                                       ------------   ------------   ------------   ------------
				                                                                   $11,355,115    $62,646,738    $ 3,343,398		  $     -
																                                                       ============   ============   ============   ============

                               Gross Amount at December 31, 1997
                           ------------------------------------------
                                            Building		                  Accumulated			                                  Which
						                                        and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                         Land	   Improvements	      (f),(g)	           (h)	   Construction	  Acquired	   is Computed
------------------------   ------------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	       $ 1,320,000  	 $10,028,338 	  $11,348,338 	  $ 3,525,872  	      1989	       1989	     27.5 years
The Exchange at Palm Bay	    1,296,002  	   3,989,949 	    5,285,951 	    1,868,339  	      1988	       1990(d)   31.5 years
The Park at Fifty Eight	       231,113  	   4,122,226 	    4,353,339 	      729,218  	      1987	       1991(e)   27.5 years
Shelby Heights	                175,000  	   2,952,847 	    3,127,847 	      750,989  	      1987	       1991	     27.5 years
Coral Point	                 2,240,000  	   8,960,000 	   11,200,000 	    2,078,901  	      1987	       1991	     27.5 years
Park at Countryside            647,000      2,616,648      3,263,648         95,117         1983        1996      27.5 years
The Retreat                  1,800,000      7,315,697      9,115,697        199,507                     1997      27.5 years
Jackson Park Place           1,400,000     10,712,415     12,112,415        258,369                     1997      27.5 years
Park Trace Apartments        2,246,000     11,792,016     14,038,016         71,468                     1997      27.5 years
                           ------------   ------------   ------------   ------------
				                       $11,355,115	   $62,490,136	   $73,845,251	   $ 9,577,780
																           ============   ============   ============   ============

(a) The encumbrance represents the borrowing on a line of credit with The First National Bank of Boston which is collateralized by this property. The line of credit bears interest at 1/2% above of The First National Bank of Boston's Base Rate (which base rate was 9% at December 31, 1997) and expires on December 19, 1998.
(b) The Partnership has no encumbrances against these properties.
(c) The encumbrance represents bonds payable originated by the Partnership through the issuance of tax-exempt refunding bonds of totaling $27,035,000 at December 31, 1997. (See Note 7 to the accompanying Financial Statements).
(d) Land with a cost of $1,150,318 and $145,684 was acquired in 1990 and 1996, respectively.
(e) Land with a cost of $135,000 and $96,113 was acquired in 1991 and 1996, respectively.
(f) The encumbrance represents $12,200,000 of multifamily revenue refunding bonds issued on Jefferson Place. (See Note 5 to the accompanying Financial Statements).

(f) Reconciliation of Real Estate:

                                      	     	        		1997
                                             ---------------
Balance - beginning of year			               $   37,880,040
Acquisitions			                                  35,284,322
Improvements			                                     680,889
                                             ---------------
Balance - end of year			                     $   73,845,251
									                                    ===============

(g) As of December 31, 1996, the aggregate cost of the Partnership's investment in real estate for federal income tax purposes amounted to $68,233,888.
(h)	Reconciliation of Accumulated Depreciation:

				                                         1997
                                   ---------------
Balance - beginning of year			     $    7,680,194
Depreciation expense			                 1,897,586
                                   ---------------
Balance - end of year			           $    9,577,780
                                   ===============

                   SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
                     (A Washington Limited Partnership)

                            FINANCIAL STATEMENTS

                  DECEMBER 31, 1997 AND 1996 AND FOR THE YEARS
                     ENDED DECEMBER 31, 1997, 1996 AND 1995


































                             TABLE  OF  CONTENTS



                                                                       PAGE

REPORT OF CERTIFIED PUBLIC ACCOUNTANTS ON
	THE FINANCIAL STATEMENTS		                                              1

FINANCIAL STATEMENTS

		BALANCE SHEETS		                                                       2

		STATEMENTS OF INCOME		                                                 3

		STATEMENTS OF CHANGES IN PARTNERS'(DEFICIT)                            4

		STATEMENTS OF CASH FLOWS		                                             5

NOTES TO FINANCIAL STATEMENTS		                                        6-8

























































To the Partners
Sunpointe Associates Limited Partnership
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Sunpointe Associates Limited Partnership, (a Washington Limited Partnership) (the "Partnership"), as of December 31, 1997 and 1996, and the related statements of income, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunpointe Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership has experienced recurring losses from operations and has a working and net capital deficiency that raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



St. Louis, MO	                   /s/Mueller, Prost, Purk & Willbrand, P.C.
January 27, 1998                    Certified Public Accountants

                             FINANCIAL STATEMENTS






































SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

                                                                                                   	1997	               1996
                                                                                          ---------------     ---------------
ASSETS
 Current Assets
 	Cash		                                                                                  $		     24,611	     $		     38,867
 	Tenant accounts receivable, less allowance for doubtful
 		accounts of $41,107 and $23,194				                                                            16,700			           11,010
 	Prepaid expenses				                                                                            25,888			           12,930
 	Other receivables				                                                                           32,180                -
                                                                                          ---------------     ---------------
				Total Current Assets				                                                                      99,379		 	          62,807
                                                                                          ---------------     ---------------
 Funded Deposits Held in Trust
	 Security deposits				                                                                           67,152			           67,551
                                                                                          ---------------     ---------------
 Restricted Deposits and Funded Reserves
 	Taxes and insurance escrow				                                                                 106,977			          120,628
                                                                                          ---------------     ---------------
 Property and Equipment
 	Land				                                                                                     3,261,280			        3,261,280
 	Land improvements				                                                                          439,162			          439,162
 	Buildings				                                                                               13,132,765			       13,132,765
 	Equipment				                                                                                  601,082			          601,082
                                                                                          ---------------     ---------------
				Total Property and Equipment				                                                          17,434,289			       17,434,289
 	Less: Accumulated depreciation				                                                          (5,796,293)			      (5,267,020)
                                                                                          ---------------     ---------------
				Net Property and Equipment				                                                            11,637,996			       12,167,269
                                                                                          ---------------     ---------------
				Total Assets		                                                                        $		 11,911,504	     $		 12,418,255
                                                                                          ===============     ===============

LIABILITIES AND PARTNERS' (DEFICIT)

 Current Liabilities
 	Accounts payable		                                                                      $		     37,468	     $		      9,405
 	Prepaid rents				                                                                               29,862			           17,908
 	Accrued expenses				                                                                            27,025			           27,500
 	Accrued interest payable				                                                                 6,484,223			        5,637,084
                                                                                          ---------------     ---------------
				Total Current Liabilities				                                                              6,578,578			        5,691,897
                                                                                          ---------------     ---------------
 Deposit Liabilities
 	Security deposits				                                                                          100,681			           81,487
                                                                                          ---------------     ---------------
 Long-Term Liabilities
 	Mortgage payable				                                                                        20,000,000			       20,000,000
 	Due to limited partner				                                                                      90,000			           90,000
 	Accrued administrative fees				                                                                973,500	          		856,612
                                                                                          ---------------     ---------------
				Total Long-Term Liabilities				                                                           21,063,500			       20,946,612
                                                                                          ---------------     ---------------
				Total Liabilities 				                                                                    27,742,759			       26,719,996
                                                                                          ---------------     ---------------

PARTNERS' (DEFICIT)

 Partners' (Deficit)				                                                                     (15,831,255)			     (14,301,741)
                                                                                          ---------------     ---------------
				Total Liabilities and Partners' (Deficit)		                                           $		 11,911,504	     $ 		12,418,255
                                                                                          ===============     ===============

The Notes to Financial Statements are an integral part of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

	                                                                               1997                1996	               1995
                                                                      ---------------     ---------------     ---------------
Income
	Rental income		                                                      $    2,534,829      $		  1,888,209	     $		  2,068,885
	Interest income				                                                           7,991               8,804			            7,341
	Income from forfeited security deposits				                                  18,905              23,212		           	38,021
	Other income				                                                            141,300              88,320			           98,087
                                                                      ---------------     ---------------     ---------------
				Total Income				                                                       2,703,025           2,008,545			        2,212,334
                                                                      ---------------     ---------------     ---------------
Expenses
	Operating Expenses
		Utilities				                                                               323,720            276,804			          279,381
		Salaries and wages				                                                      321,429            234,465			          238,349
		Real estate taxes				                                                       213,505            216,528			          211,014
		Advertising				                                                              77,316             67,239			           68,107
		Professional fees				                                                        64,691             52,940			           72,453
		Insurance				                                                                30,102             22,044			           27,518
		Personal property taxes				                                                    -                  -			               1,862
                                                                       ---------------    ---------------     ---------------
				Total Operating Expenses				                                            1,030,763            870,020			          898,684
                                                                       ---------------    ---------------     ---------------
	Maintenance Expenses
		Repairs and maintenance				                                                 457,398            387,251			          359,904
		Security				                                                                 50,886             66,725			           85,726
		Supplies				                                                                 51,546             32,712			           68,543
		Cleaning				                                                                 28,779             12,105			           22,023
                                                                       ---------------     --------------     ---------------
				Total Maintenance Expenses 				                                           588,609            498,793			          536,196
                                                                       ---------------     --------------     ---------------
	Management Expenses
		Management fees				                                                          83,164             74,870			           74,072
		Administrative and office				                                                71,848             56,342			           59,685
  Consulting fee                                                               20,112               -                   -
                                                                       ---------------     --------------     ---------------
				Total Management Expenses				                                             175,124            131,212			          133,757
                                                                       ---------------     --------------     ---------------
 Mortgage Interest		                                                        1,718,675        		1,718,675		        	1,718,675
                                                                       ---------------     --------------     ---------------
	Other Expenses
		Depreciation			                                                             529,273           	529,273			          529,273
		Administrative fees				                                                     172,182            162,670			          157,255
		Bad debt expense				                                                         17,913             23,194			             -
                                                                       ---------------     --------------     ---------------
				Total Other Expenses				                                                  719,368            715,137			          686,528
                                                                       ---------------     --------------     ---------------
				Total Expenses				                                                      4,232,539          3,933,837			        3,973,840
                                                                       ---------------     --------------     ---------------
Net Loss		                                                             $   (1,529,514)     $		(1,925,292)	    $ 		(1,761,506)
                                                                       ===============     ==============     ===============

The Notes to Financial Statements are an integral part of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

	                                           General
	                                           Partner		                     Limited Partners
                                     ---------------   ----------------------------------------------------
                                            	Sunset	           Shelter
	                                           Terrace	       Corporation	          Shelter	              The	            Total
	                                       Investments,	        of Canada	         American	          Axelrod	         Partners'
	                                               Inc.	          Limited	     Holding, Inc.	         Company	          Deficit
                                     ---------------   ----------------   ---------------   ---------------   ---------------
Balance, December 31, 1994	         	$		 (1,083,375)	  $		  (1,700,023)	  $		 (5,293,142)	  $		 (2,538,403)	  $		(10,614,943)

Prior Period Adjustment
 (see Note 8)                             1,067,240          1,697,582            (3,396)       (2,761,426)             -

Net Loss for the Year				                    (1,761)			           (440)			      (879,432)			      (879,873)			    (1,761,506)
                                     ---------------   ----------------   ---------------   ---------------   ---------------
Balance, December 31, 1995				              (17,896)			         (2,881)			    (6,175,970)			    (6,179,702)			   (12,376,449)

Net Loss for the Year				                    (1,926)			           (480)			      (961,203)			      (961,683)			    (1,925,292)
                                     ---------------   ----------------   ---------------   ---------------   ---------------
Balance, December 31, 1996		          	    	(19,822)	   	      	(3,361)	    		(7,137,173)	    		(7,141,385)	   		(14,301,741)

Net Loss for the Year                        (1,530)              (306)         (763,686)         (763,992)       (1,529,514)
                                     ---------------   ----------------   ---------------   ---------------   ---------------
Balance, December 31, 1997           $      (21,352)   $        (3,667)   $   (7,900,859)   $   (7,905,377)   $  (15,831,255)
                                     ===============   ================   ===============   ===============   ===============
Profit/Loss Ratio                               0.1%             0.025%           49.925%            49.95%              100%
                                     ===============   ================   ===============   ===============   ===============

The Notes to Financial Statements are an integral part of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                1997               	1996	               1995
                                                                      ---------------     ---------------     ---------------
Cash Flows from Operating Activities
	Net loss		                                                           $   (1,529,514)     $		 (1,925,292)	    $		 (1,761,506)
	Adjustments to reconcile net loss to net cash
		provided (used) by operating activities
			Depreciation				                                                          529,273             529,273			          529,273
			Change in assets - (increase) decrease
				Tenant accounts receivable				                                            (5,690)              4,738			          (15,748)
				Prepaid expenses				                                                     (12,958)             20,893			          (20,067)
				Other receivables				                                                    (32,180)                537			             (505)
			Change in liabilities - increase (decrease)
				Accounts payable				                                                      28,063               1,655			           (2,085)
				Prepaid rents				                                                         11,954               5,833			           12,075
				Accrued expenses				                                                        (475)             21,000			             (215)
				Accrued interest payable				                                             847,139           1,229,418			        1,060,009
				Security deposits				                                                     19,593              18,084			           (4,572)
				Accrued administrative fees				                                          116,888             116,888			          116,888
                                                                      ---------------    ----------------     ---------------
				Total Adjustments				                                                  1,501,607           1,948,319			        1,675,053
                                                                      ---------------    ----------------     ---------------
Net Cash Provided (Used) by Operating Activities				                         (27,907)             23,027			          (86,453)
                                                                      ---------------    ----------------     ---------------
Cash Flows from Financing Activities
	Net deposit and withdrawals in restricted deposits
		and funded reserves				                                                     13,651              3,820			           11,580
                                                                      ---------------    ----------------     ---------------
    Net Cash Provided by Financing Activities                                 13,651              3,820              11,580
                                                                      ---------------    ----------------     ---------------
Net Increase (Decrease) in Cash				                                          (14,256)             26,847			          (74,873)
Cash - Beginning of Year				                                                  38,867              12,020			           86,893
                                                                      ---------------    ----------------     ---------------
Cash - End of Year		                                                  $       24,611     $		      38,867	     $		     12,020
                                                                      ===============    ================     ===============

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

The Agreement of Limited Partnership which was amended on June 30, 1991, and December 31, 1991, admitted a new general partner and changed the profit and loss allocation percentages to the partners. The general partner of the Partnership is Sunset Terrace Investments, Inc. (the "General Partner"), a California corporation. The limited partners of the Partnership are Shelter Corporation of Canada Limited, a Canadian corporation, Shelter American Holding, Inc., a Delaware corporation, and the Axelrod Company, a Washington corporation.

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

Security Deposits

The security deposit liability exceeds the security deposit cash account in 1997 and 1996 by $33,529 and $13,936, respectively. Management has stated that both of these deficiencies are included in the operating account for each respective year and can be transferred to the security deposit account as necessary.

Tenant Accounts Receivable

The Partnership provides an allowance for doubtful accounts equal to the estimated collection loss that will be incurred in the collection of receivables. Bad debt expense of $17,913, $23,194 and $0 was recorded for the periods ended December 31, 1997, 1996 and 1995, respectively.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized to the property accounts while replacements, maintenance and repairs which do not improve or extend the useful life of the respective assets are expensed currently.

Depreciation is calculated using the straight-line method over estimated useful lives ranging from 7 to 27.5 years. The total depreciation expensed for the years ending December 31, 1997, 1996 and 1995 was $529,273 each year.

Concentration of Credit Risk

The Project maintains the majority of its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997 and 1996, the Project's uninsured cash balances totaled $0 and $16,586, respectively.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $77,316, $67,239 and $68,107 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 3	STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid during the years for:

                                           1997             1996	             1995
                                 ---------------  ---------------   ---------------
Interest		                       $      871,536   $		    489,257	   $	    	658,666

NOTE 4	RESTRICTED DEPOSITS AND FUNDED RESERVES

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

Management Fees

On August 20, 1994, America First Properties Management Company, LLC, an affiliate of the general partner, took over management of the Partnership. Their fee is 3.75% of gross receipts when net operating income is less than $103,000 and 4.5% when net operating income is greater than $103,000. Management fees for the years ending December 31, 1997, 1996 and 1995 were $83,164, $74,870 and $74,072, respectively. At December 31, 1997 and 1996, the Partnership owed America First Properties Management Company, LLC, $9,087 and $6,848, respectively.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(A Washington Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 7 RELATED PARTY TRANSACTIONS

Due to Limited Partner

The Partnership has outstanding operating deficit loans borrowed from the limited partner at December 31, 1997 and 1996, of $90,000 each year.

NOTE 8 PRIOR-PERIOD ADJUSTMENT

Partners' deficit as of December 31, 1994 has been adjusted to correct an error due to ownership transfers of partner accounts not made from 1989 to 1991. The error had no effect on net loss for the years ended December 31, 1997, 1996 and 1995.

NOTE 9	GOING CONCERN CONSIDERATIONS

The Partnership's operations have produced a cumulative deficit of $15,831,255 since commencement of rental operations in 1987, as well as recurring operating losses. The considerations raise substantial doubt about the Partnership's ability to continue as a going concern. Management has addressed this concern by implementing an operating plan designed to reposition the Project and substantially increase long-term cash flow from operations. This plan includes: (1) investment of a significant portion of property cash flow in upgrading and improving the condition and appearance of the Project; and (2) implementation of stringent resident qualification standards designed to improve the resident profile and, ultimately, property operations. In addition, management is also considering reissuance of the bonds at lower interest rates so that the Project can support monthly interest payments.

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

Dated:  March 27, 1998        AMERICA FIRST APARTMENT INVESTORS, L.P.

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

Date:  March 27, 1998  	           By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager


Date:  March 27, 1998  	           By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer
                                      and Manager (Chief Financial and
                                      Accounting Officer)


Date:  March 27, 1998	             By /s/ William S. Carter, M.D.*
		                                    William S. Carter, M.D.
		                                    Manager


Date:  March 27, 1998	             By /s/George Kubat*
		                                    George Kubat
		                                    Manager


Date:  March 27, 1998              By	/s/ Martin A. Massengale*
		                                    Martin A. Massengale
		                                    Manager


Date:  March 27, 1998              By	/s/ Alan Baer*
		                                    Alan Baer
 		                                   Manager


Date:  March 27, 1998              By	/s/ Gail Walling Yanney*
		                                     Gail Walling Yanney
		                                     Manager

Date:  March 27, 1998	             By	/s/ Mariann Byerwalter*
		                                    Mariann Byerwalter
 		                                   Manager



*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  			/s/ Mariann Byerwalter
                                                    Mariann Byerwalter

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                               			/s/ William S. Carter, M.D.
                                                    William S. Carter, M.D.