Form 10-Q
period 1998-03-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 1998-05-15
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1998 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                              Mar. 31, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   7,465,692       $   7,879,934
 Investment in real estate, net of accumulated depreciation (Note 6)                            63,655,299          64,267,471
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      13,006,526          13,006,526
 Interest receivable                                                                               218,216             108,623
 Other assets                                                                                    1,986,143           1,860,968
                                                                                             --------------      --------------
                                                                                             $  86,331,876       $  87,123,522
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                  $   1,629,075       $   1,861,162
  Bonds payable (Note 7)                                                                        26,888,485          27,035,000
  Due to Jefferson Place L.P.                                                                    2,400,000           2,400,000
  Distribution payable (Note 3)                                                                    329,051             329,051
                                                                                             --------------      --------------
                                                                                                31,246,611          31,625,213
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    9,051               7,037
  Beneficial Unit Certificate Holders
  ($10.57 per BUC in 1998 and $10.65 in 1997)                                                   55,076,214          55,491,272
                                                                                             --------------      --------------
                                                                                                55,085,265          55,498,309
                                                                                             --------------      --------------
                                                                                             $  86,331,876       $  87,123,522
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1998       Mar. 31, 1997
                                                                                             --------------      --------------
Income
 Rental income                                                                                   3,089,924           1,692,818
 Mortgage bond investment income                                                             $     277,564       $     632,504
 Interest income on temporary cash investments                                                      74,350               5,988
                                                                                             --------------      --------------
                                                                                                 3,441,838           2,331,310
                                                                                             --------------      --------------
Expenses
 Real estate operating expenses                                                                  1,485,232             666,024
 Depreciation                                                                                      614,274             332,889
 Interest expense                                                                                  430,752             165,257
 General and administrative expenses (Note 9)                                                      337,473             270,085
                                                                                             --------------      --------------
                                                                                                 2,867,731           1,434,255
                                                                                             --------------      --------------
Net income                                                                                   $     574,107       $     897,055
                                                                                             ==============      ==============
Net income allocated to:
 General Partner                                                                             $      11,884       $      12,299
 BUC Holders                                                                                       562,223             884,756
                                                                                             --------------      --------------
                                                                                             $     574,107       $     897,055
                                                                                             ==============      ==============
Net income, basic and diluted, per BUC                                                       $         .11       $         .17
                                                                                             ==============      ==============
Weighted average number of BUCs outstanding                                                      5,212,167           5,212,167
                                                                                             ==============      ==============

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1998
(UNAUDITED)

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses):
Balance at December 31, 1997                                 7,037           5,212,167          61,239,746          61,246,783
Net income                                                  11,884                -                562,223             574,107
Cash distributions paid or accrued (Note 3)
 Income                                                     (9,870)               -               (363,007)           (372,877)
 Return of capital                                            -                   -               (614,274)           (614,274)
                                                    ---------------     ---------------     ---------------     ---------------
                                                             9,051           5,212,167          60,824,688          60,833,739
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses:
Balance at March 31, 1998 and December 31, 1997               -                   -             (5,748,474)         (5,748,474)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at March 31, 1998                           $        9,051           5,212,167      $   55,076,214      $   55,085,265
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1998       Mar. 31, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      574,107      $      897,055
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                                   614,274             332,889
    Amortization                                                                                    32,170              39,440
    Increase in interest receivable                                                               (109,593)            (40,211)
    (Increase) decrease in other assets                                                            (77,625)            408,831
    Decrease in accounts payable                                                                  (232,087)           (459,996)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                         801,246           1,178,008
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                                                      (39)            (78,731)
 Acquisition of real estate                                                                         (2,063)            (17,054)
                                                                                            ---------------     ---------------
 Net cash used in investing activities                                                              (2,102)            (95,785)
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                                               (987,151)           (987,153)
 Bond issuance costs paid                                                                          (79,720)           (177,039)
 Net repayments on line of credit                                                                     -             (3,450,000)
 Proceeds from issuance of bonds payable                                                              -              3,450,000
 Principal payments on bonds payable                                                              (146,515)            (80,000)
                                                                                            ---------------     ---------------
 Net cash used in financing activities                                                          (1,213,386)         (1,244,192)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                               (414,242)           (161,969)
Cash and temporary cash investments at beginning of period                                       7,879,934           2,021,860
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    7,465,692      $    1,859,891
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                   $      314,360      $      158,784
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1998, and results of operations for all periods presented have been made.

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

 H) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarters ended March 31, 1998 and 1997 equaled net income as there were no changes in the net unrealized holding losses for the respective periods.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $6,712,831 at March 31, 1998. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the remaining mortgage bond, real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

5. Investment in Tax-Exempt Mortgage Bonds

A description of the tax-exempt mortgage bond owned by the Partnership at March 31, 1998 is as follows:

                                                                                                   Base
                                                                       Number      Maturity    Interest           Carrying
  Property Name                             Location                 of Units   	      Date        Rate(1)          Amount
  ----------------------------------        --------------------     --------   -------------   --------   -----------------
 Nonperforming:(2)
   Avalon Ridge                             Renton, WA                  356          09/01/11       8.5%         18,755,000
   Unrealized holding losses                                                                                     (5,748,474)
                                                                                                           -----------------
  Balance at March 31, 1998 (at estimated fair value)                                                      $     13,006,526
                                                                                                           =================

(1) In addition to the base interest rate shown, the bond bears additional contingent interest as defined in the revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership did not receive any additional contingent interest in 1998.

(2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on the nonperforming bond was $120,980 for 1998.

6. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         3,989,988            5,285,990
  The Park at Fifty Eight(1)   	       Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights(1)                    Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point(3)                       Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
  Park at Countryside(1)               Port Orange, FL           120            647,000         2,616,648            3,263,648
  The Retreat(4)                       Atlanta, GA               226          1,800,000         7,315,697            9,115,697
  Jackson Park Place(1)                Fresno, CA                296          1,400,000        10,714,478           12,114,478
  Park Trace Apartments(1)             Norcross, GA              260          2,246,000        11,792,016           14,038,016
                                                                                                              -----------------
                                                                                                                    73,847,353
  Less accumulated depreciation                                                                                    (10,192,054)
                                                                                                              -----------------
  Balance at March 31, 1998                                                                                   $     63,655,299
                                                                                                              =================

(1) Property is encumbered as described in Note 7.
(2) Represents square feet.
(3) Property is encumbered as described in Note 8.
(4) Property serves as collateral for $12,200,000 of multifamily revenue refunding bonds issued on Jefferson Place. The Partnership is the general partner of the partnership which owns Jefferson Place.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

7.  Bonds Payable

Bonds payable were originated by the Partnership through the issuance of tax-exempt refunding bonds. Bonds payable at March 31, 1998, consists of the following:


                        Effective Final
                        Interest  Maturity                                      Annual            	         	Carrying
Collateral              Rate      Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- --------  ----------------------------------- ---------------------   -------------
The Park at Fifty Eight   6.65%   3/1/2021  semiannual payments of              range from $224,000     $  2,620,000
 					    																																		principal and/or interest           to $228,000
                                            are due each March 1 and September 1

Shelby Heights and	       6.10%   3/1/2022  semiannual payments of              range from $266,000        3,380,000
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

Jackson Park Place        5.80%  12/1/2027  monthly payment of                  $611,901                   8,478,485
                                            principal and interest
                                            are due the 1st of each month
                                                                                                        -------------
Balance at March 31, 1998				 																																														 			                        $ 26,888,485
																																																																																																								=============

8.  Line of Credit

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with The First National Bank of Boston (the Bank). The Line of Credit provides interim financing for the acquisition of multifamily residential properties. It expires on December 19, 1998. The Line of Credit bears interest, which is payable monthly, at 1/2% above the Bank's base rate (which base rate was 9% as of March 31, 1998). In addition, the Partnership pays a facility fee of 1/4 of 1% on the unused portion of the line which is payable quarterly in arrears. The Line of Credit is collateralized by Coral Point; however, the Partnership may substitute other real estate owned as collateral, subject to the approval of the Bank. The maximum amount available for borrowings under the Line of Credit was $10,290,000 at March 31, 1998. The Partnership did not have any borrowings against the Line of Credit at March 31, 1998. The Line of Credit contains convenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements.

9. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1998 was $374,413. AFCA 4 or an affiliate also paid $82,251 in costs capitalized by the Partnership during 1998 which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the offering of multifamily housing revenue refunding bonds and the acquisition of real estate. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $111,375 in 1998.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

AFCA 4 did not receive any administrative fees from property owners in 1998.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. No such fees were paid to AFCA 4 during 1998.

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place, Avalon Ridge, Park at Countryside, The Retreat, Jackson Park Place and Park Trace Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $178,405 in 1998.

10. Subsequent Events

On April 2, 1998, the Partnership received proceeds of $13,090,000 through the offering of multifamily housing revenue refunding bonds on Coral Point. The bonds were rated "A" by Standard and Poor's Corporation, bear interest at an effective rate of 4.96% and have a 10-year maturity. Proceeds from the offering will be utilized to acquire additional multifamily housing properties.

On May 1, 1998, the Partnership sold its tax-exempt mortgage bond which was collateralized by Avalon Ridge. The tax-exempt mortgage bond was sold for $18,755,000 plus accrued interest. The net unrealized holding loss of $5,748,474 on such bond will be eliminated thus Partners' Capital will increase by the same amount. Proceeds from the sale will be utilized to acquire additional multifamily housing properties.

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

During 1996, the Partnership acquired The Park at Fifty-Eight Phase I and Park at Countryside and during 1997 the Partnership acquired The Retreat and Park Trace Apartments. In addition, Jackson Park Place was conveyed to the Partnership during 1997 through a deed in lieu of foreclosure. At March 31 1998, the Partnership continued to hold one tax-exempt mortgage bond with a carrying value, at estimated fair value, of $13,006,526 and eight real estate properties with a total depreciated cost of $63,655,299.

The following table shows the various occupancy levels of the properties owned or financed by the Partnership at March 31, 1998:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            266             90%
Avalon Ridge(1)                        Renton, WA                                          356            328             92%
Covey at Fox Valley                    Aurora, IL                                          216            211             98%
The Park at Fifty Eight                Chattanooga, TN                                     196            184             94%
Shelby Heights                         Bristol, TN                                         100             95             95%
Coral Point                            Mesa, AZ                                            336            320             95%
Park at Countryside                    Port Orange, FL                                     120            115             96%
The Retreat                            Atlanta, GA                                         226            217             96%
Park Trace Apartments                  Norcross, GA                                        260            231             89%
                                                                                     ----------     ----------     -----------
                                                                                         2,106          1,967             93%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                                     72,002(2)      60,900(2)          85%
                                                                                     ==========     ==========     ===========

(1) Property securing tax-exempt mortgage bond held by the Partnership.
(2) Represents square feet.

Net rental income earned on the properties owned by the Partnership represents its principal source of income and distributable cash. In addition, the partnership continues to earn interest income on its remaining tax-exempt mortgage bond and on temporary cash investments. The principal amount of the tax-exempt mortgage bond does not amortize over its term. The tax-exempt mortgage bond provides for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bond. The Partnership did not receive any contingent interest on its mortgage bonds during 1998.
The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with the First National Bank of Boston (the Bank) that is used by the Partnership to provide interim financing for the acquisition of multifamily residential properties. The Line of Credit expires on December 19, 1998. The Line of Credit bears interest at 1/2% above the Bank's base rate (which base rate was 9% as of March 31, 1998). The maximum amount available for borrowings under the Line of Credit was $10,290,000 at March 31, 1998. The Partnership did not have any borrowings against the Line of Credit at March 31, 1998. The Line of Credit contains covenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements. The Partnership intends to repay any borrowings under the Line of Credit through the refunding of existing tax-exempt bonds that are associated with certain properties owned by the Partnership.

On April 2, 1998, the Partnership received proceeds of $13,090,000 through the offering of multifamily housing revenue refunding bonds on Coral Point. The bonds were rated "A" by Standard and Poor's Corporation, bear interest at an effective rate of 4.96% and have a 10-year maturity. Proceeds from the offering will be utilized to acquire additional multifamily housing properties.

On May 1, 1998, the Partnership sold its tax-exempt mortgage bond which was collateralized by Avalon Ridge. The tax-exempt mortgage bond was sold for $18,755,000 plus accrued interest. The net unrealized holding loss of $5,748,474 on such bond will be eliminated thus Partners' Capital will increase by the same amount. Proceeds from the sale will be utilized to acquire additional multifamily housing properties.

During the quarter ended March 31, 1998, $106,123 of undistributed income was added to reserves. The total amount held in reserves at March 31, 1998, was $6,712,831. Future distributions to BUC Holders will depend upon the amount of net rental income and interest income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                                For the               For the
                                                                                          Quarter Ended         Quarter Ended
                                                                                          Mar. 31, 1998         Mar. 31, 1997
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                  $        .0697        $        .1236
	Return of capital                                                                                .1178                 .0639
                                                                                         ---------------       ---------------
                                                                                         $        .1875        $        .1875
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .1875        $        .1875
                                                                                         ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of its real estate, including the property collateralizing the Partnership's remaining mortgage bond and adjust, when necessary, the carrying value of such real estate or the mortgage bond. Each real estate property held by the Partnership is recorded at the lower of cost or net realizable value. The Partnership's mortgage bond is classified as available-for-sale and is, therefore, carried at the estimated fair value of the underlying real property. The carrying value of each real estate property owned by the Partnership is adjusted when there are significant declines in the estimated net realizable value. The carrying value of the mortgage bond is adjusted when there are significant changes in the estimated net realizable value of the underlying collateral for the bond.

Internal property valuations and reviews performed during the quarter ended March 31, 1998, indicated that the mortgage bonds and real estate recorded on the balance sheet at March 31, 1998, required no adjustments to their current carrying amounts.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                        Mar. 31, 1998       Mar. 31, 1997           From 1997
                                                                       ---------------     ---------------     ---------------
Rental income                                                               3,089,924           1,692,818           1,397,106
Mortgage bond investment income                                        $      277,564      $      632,504      $     (354,940)
Interest income on temporary cash investments                                  74,350               5,988              68,362
                                                                       ---------------     ---------------     ---------------
                                                                            3,441,838           2,331,310           1,110,528
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              1,485,232             666,024             819,208
Depreciation                                                                  614,274             332,889             281,385
Interest expense                                                              430,752             165,257             265,495
General and administrative expenses                                           337,473             270,085              67,388
                                                                       ---------------     ---------------     ---------------
                                                                            2,867,731           1,434,255           1,433,476
                                                                       ---------------     ---------------     ---------------
Net income                                                             $      574,107      $      897,055      $     (322,948)
                                                                       ===============     ===============     ===============

Rental income increased $1,397,106 for the quarter ended March 31, 1998, compared to the same period in 1997. This increase was primarily attributable to: (i) a $442,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (ii) a $406,000 increase resulting from the acquisition of The Retreat in April 1997; (iii) a $440,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (iv) a $52,000 increase resulting from a 28% increase in leased space at The Exchange at Palm Bay; and (v) a $57,000 increase in rental income at the Partnership's other properties.

Mortgage bond investment income decreased $354,940 for the quarter ended March 31, 1998, compared to the same period in 1997. The decrease is primarily attributable to: (i) a $260,000 decrease resulting from the disposition of the Jefferson Place mortgage bond in July 1997; and (ii) a $187,000 decrease resulting from the acquisition of Jackson Park Place in settlement of the mortgage bond for real estate in May 1997. These decreases in mortgage bond investment income were partially offset by a $92,000 increase in cash flow received from the tax-exempt bond secured by Avalon Ridge which pays interest on a modified cash basis. The increase in net cash flow received from Avalon Ridge is due primarily to an increase in average occupancy.

Excluding property tax refunds of approximately $180,000 received during the quarter ended March 31, 1997, real estate operating expenses increased $639,208 for the quarter ended March 31, 1998, compared to the same period in 1997. This increase is attributable to: (i) a $237,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $208,000 increase resulting from the acquisition of Jackson Park Place in May 1997; and
(iii) a $194,000 increase resulting from the acquisition of The Retreat in April 1997.

Depreciation expense increased $281,385 for the quarter ended March 31, 1998, compared to the same period in 1997. This increase is primarily attributable to: (i) a $107,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $97,000 increase resulting from the acquisition of Jackson Park Place in May 1997; (iii) a $67,000 increase resulting from the acquisition of The Retreat in April 1997; and (iv) a $10,000 increase in depreciation expense on the Partnership's other properties.

Interest expense increased $265,495 for the quarter ended March 31, 1998, compared to the same period in 1997. This increase is attributable to a $301,000 increase on bonds payable of $20,915,000 which were issued in December 1997 and a $62,000 increase on bonds payable of $3,450,000 which were issued in March 1997. These increases were partially offset by a decrease of $98,000 due to the reduction of the average amount borrowed by the Partnership on its Line of Credit used to acquire new properties.

Interest income on temporary cash investments increased $68,362 for the quarter ended March 31, 1998, compared to the same period in 1997 due primarily to an increase in the average reserve balance attributable to additions made to the Partnership reserves during 1997.

General and administrative expenses increased $67,388 for the quarter ended March 31, 1998, compared to the same period in 1997. This increases is primarily due to: (i) an increase of approximately $55,000 in administrative fees on the newly acquired properties; and (ii) net increases of approximately $12,000 in other general and administrative expenses.

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

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 3 of Form 10-Q are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ending December 31, 1998.

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

              10(e) $12,410,000 Promissory Note, dated December 11, 1997, from Park Trace Apartments Limited Partnership to the City of Aurora, Illinois (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to
                    Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

              10(f) Loan Agreement, dated December 1, 1997, between Park
                    Trace Apartments Limited Partnership and City of Aurora, Illinois (The Covey at fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

              10(g) Indenture of Trust, dated December 1, 1997, between City of Aurora, Illinois and UMB Bank, National Association (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

              10(h) Revolving Credit Loan Agreement, dated December 19,
                    1996, between America First Apartment Investors, L.P. and The First National Bank of Boston (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1998          AMERICA FIRST APARTMENT INVESTORS, L.P.

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