Form 10-K/A
period 1997-12-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 1998-06-17
CIK 1011585

FORM 10-K/A

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

Dated:  June 10, 1998         AMERICA FIRST APARTMENT INVESTORS, L.P.

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

Date:  June 10, 1998  	            By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager


Date:  June 10, 1998  	            By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer
                                      and Manager (Chief Financial and
                                      Accounting Officer)


Date:  June 10, 1998	              By /s/ William S. Carter, M.D.*
		                                    William S. Carter, M.D.
		                                    Manager


Date:  June 10, 1998	              By /s/George Kubat*
		                                    George Kubat
		                                    Manager


Date:  June 10, 1998               By	/s/ Martin A. Massengale*
		                                    Martin A. Massengale
		                                    Manager


Date:  June 10, 1998               By	/s/ Alan Baer*
		                                    Alan Baer
 		                                   Manager


Date:  June 10, 1998               By	/s/ Gail Walling Yanney*
		                                     Gail Walling Yanney
		                                     Manager

Date:  June 10, 1998	              By	/s/ Mariann Byerwalter*
		                                    Mariann Byerwalter
 		                                   Manager



*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

AFTER THE ENDORSEMENT AS HEREON PROVIDED AND PLEDGE OF THIS NOTE, THIS NOTE MAY NOT BE ASSIGNED, PLEDGED, ENDORSED OR OTHERWISE TRANSFERRED EXCEPT TO AN ASSIGNEE OF THE CITY OF AURORA, ILLINOIS.

                            PROMISSORY NOTE

$12,410,000.00	                                    Dated December 11, 1997

     FOR VALUE RECEIVED, PARK TRACE APARTMENTS LIMITED PARTNERSHIP, a Georgia limited partnership (the "Borrower"), by this promissory note (this "Note") hereby promises to pay to the order of the CITY OF AURORA, ILLINOIS (the "Issuer") the principal sum of Twelve Million Four Hundred Ten Thousand Dollars ($12,410,000) and to pay interest on the unpaid principal amount of the Bonds (as defined in the Agreement hereinafter mentioned), from the date hereof at the interest rate from time to time as provided in the hereinafter referred to Indenture. Terms not otherwise defined in this Note have the respective meanings set forth in the Indenture.

     The principal and interest on this Note shall be payable on the dates and in the amounts as provided in Section 4.2 of the Loan Agreement dated as of December 1, 1997 (the "Agreement"), between the Borrower and the Issuer, with the final payment of all outstanding principal and interest on this Note to be paid on November 1, 2027. Both principal and interest under this Note shall be made in funds that are immediately available on the due date of such payments and in lawful money of the United States of America at the principal office of UMB Bank, N.A., Kansas City, Missouri (the "Trustee") in accordance with the Agreement and the Indenture of Trust dated as of December 1, 1997 (the "Indenture") between the Issuer and the Trustee. The Borrower may make optional prepayments upon this Note as provided in the Agreement, with such prepayments being first applied to interest and next to principal. The Borrower will prepay this Note in whole on the date which is 180 days after the cancellation of a mandatory tender of the Bonds on the Rate Adjustment Date in accordance with the Indenture as provided in Section 8.2 of the Agreement.

     This Note is made pursuant to the Agreement wherein, among other things, the Issuer has agreed to loan to the Borrower and the Borrower has agreed to take a loan in the principal amount above, being the proceeds from the sale of the Issuer's Multifamily Housing Revenue Refunding Bonds (The Covey at Fox Valley Apartments Project) Series 1997 (the "Bonds"), the proceeds to be disbursed in accordance with the provisions of Section 3.3(1) of the Agreement. The Bonds are being issued by the Issuer pursuant to the Indenture.

     The obligations of the Borrower to perform and observe the agreements on its part contained herein and in the Agreement shall be absolute and unconditional and payment of the Basic Payments and the Additional Charges and all other payments required of the Borrower under this Note and the Agreement shall be paid without notice or demand and without setoff, counterclaim, or defense for any reason and without abatement or deduction or defense (except for a defense based on prepayment pursuant to Section 8.1 of the Agreement). The Borrower will not suspend or discontinue any such payments for any cause, including but not limited to any acts or circumstances that may constitute failure of consideration, destruction or damage to the Project or the Borrower's business, the taking of the Project or the Borrower's business by Condemnation or otherwise, the lawful prohibition of the Borrower's use of the Project or the Borrower's business, the interference with such use by any private person or corporation, the invalidity or unenforceability or lack of due authorization or other infirmity of this Note and the Agreement, the lack of right, power or authority of the Issuer to enter into the Agreement, eviction by paramount title, commercial frustration of purpose, bankruptcy or insolvency of the Issuer or the Trustee, change in the tax or other laws or administrative rulings or actions of the United States of America or of the State or any political subdivision thereof, or failure of the Issuer to perform and observe any agreement, whether express or implied, or any duty, liability or obligation arising out of or connected with the Agreement, or for any other cause whether similar or dissimilar to the foregoing, any present or future law to the contrary notwithstanding, it being the intention of the parties hereto that the payment of Basic Payments and other amounts payable by the Borrower under this Note and the Agreement shall be paid in full when due without any delay or diminution whatever.

     If this Note shall be placed in the hands of an attorney or attorneys for collection, the Borrower agrees to pay, in addition to the amount due hereon, the reasonable costs and expenses of collection, including reasonable attorneys' fees. All parties to this Note, whether principal, surety, guarantor or endorser, hereby waive presentment for payment, demand, protest, notice or protest and notice of dishonor.



                                   PARK TRACE APARTMENTS LIMITED
  		                               PARTNERSHIP, a Georgia limited partnership

                                   By:	Park Trace Operating
                                       Company, a Georgia corporation, its
                                       General Partner


                                   By  /s/ Michael Thesing
			                                    Its Vice President

	                            ENDORSEMENT

     Pay to the order of UMB Bank, N.A., without recourse, as Trustee of the Bonds referred to in the within mentioned Agreement, as security for said Bonds. This endorsement is given without any warranty as to the authority or genuineness of the signatures of the maker of the Note.



	                                           CITY OF AURORA, ILLINOIS

                                            By  /s/
                                                Mayor

                        ____________________________

                              LOAN AGREEMENT
                        ____________________________


                                 between

                         CITY OF AURORA, ILLINOIS
                                as Issuer

                                   and

                          PARK TRACE APARTMENTS
                           LIMITED PARTNERSHIP
                               as Borrower


                     _________________________________

                               Relating to

                               $12,410,000
               	Multifamily Housing Revenue Refunding Bonds
               	(The Covey at Fox Valley Apartments Project)
                                Series 1997

                                  of the

                        City of Aurora, Illinois


                      _____________________________

                       Dated as of December 1, 1997
                      _____________________________


The interests of the Issuer in this Agreement, excluding certain rights retained by the Issuer pursuant to Section 4.6 hereof, have been assigned to UMB Bank, N.A., Kansas City, Missouri, as Trustee, pursuant to an Indenture of Trust dated as of December 1, 1997, between the City of Aurora, Illinois and UMB Bank, N.A.

                              TABLE OF CONTENTS

(This Table of Contents is not a part of the Loan Agreement, but is included only for convenience of reference.)
                                                                       	Page

                                  ARTICLE I

                DEFINITIONS, EXHIBITS AND RULES OF INTERPRETATION

Section 1.1.  Definitions	                                                2
Section 1.2.  Schedule and Exhibit	                                       2
Section 1.3.  Rules of Interpretation	                                    2

                                 ARTICLE II

                   REPRESENTATIONS OF ISSUER AND BORROWER

Section 2.1.  Representations of the Issuer	                              3
Section 2.2.  Representations of the Borrower	                            4
Section 2.3.  General Tax Representations,
                Warranties and Covenants of Borrower	                     7
Section 2.4.  Residential Rental Project	                                 9
Section 2.5.  Tax Exemption; Regulatory Agreement	                        9
Section 2.6.  Representations of Borrower as Single Purpose Entity	       9

                                ARTICLE III

                    ISSUANCE OF BONDS; PAYMENT OF COSTS

Section 3.1.  Issuance of Bonds	                                         13
Section 3.2.  No Warranty by Issuer	                                     13
Section 3.3.  Disbursements From the Bond Proceeds Fund and the Costs
                of Issuance Fund	                                        13
Section 3.4.  Payment of Issuance Costs by Borrower	                     13
Section 3.5.  Title Insurance	                                           14
Section 3.6.  Establishment of Rate Period for the Bonds	                15

                                ARTICLE IV

                THE LOAN, LOAN REPAYMENT AND ADDITIONAL CHARGES

Section 4.1.  The Loan	                                                  15
Section 4.2.  Loan Repayment	                                            15
Section 4.3.  Additional Charges	                                        16
Section 4.4.  Borrower's Obligations Unconditional	                      17
Section 4.5.  Borrower's Remedies	                                       17
Section 4.6.  Assignment of Issuer's Rights            	                 18

                                ARTICLE V

                             PROJECT COVENANTS

Section 5.1.  Project, Title, Operation and Maintenance	                 18
Section 5.2.  Sale, Transfer or Disposition
                of Borrower's Interest in Project	                       19
Section 5.3.  Advances	                                                  19
Section 5.4.  Alterations to the Project and Removal of Equipment	       19
Section 5.5.  Insurance	                                                 20
Section 5.6.  Taxes, Assessments and Other Governmental Charges	         20
Section 5.7.  Utilities	                                                 20

                                 ARTICLE VI

                    DAMAGE, DESTRUCTION AND CONDEMNATION

Section 6.1.  Damage and Destruction	                                    20
Section 6.2.  Condemnation	                                              20
Section 6.3.  Parties To Give Notice	                                    20

                                 ARTICLE VII

                             BORROWER'S COVENANTS

Section 7.1.  Covenant for the Benefit of the Bondholders	               21
Section 7.2.  Inspection and Access	                                     21
Section 7.3.  Annual Statement, Annual Budget, Certificate of
                Compliance and Other Reports and Continuing
                Disclosure	                                              21
Section 7.4.  Indemnity by Borrower	                                     22
Section 7.5.  Status of Borrower	                                        24
Section 7.6.  Filing of Financing Statements	                            24
Section 7.7.  Proceedings Relating to a Determination of Taxability	     24

                                ARTICLE VIII

               BORROWER'S OPTIONS; TERMINATION OF AGREEMENT

Section 8.1.  Optional Prepayment	                                       25
Section 8.2.  Mandatory Prepayment	                                      25
Section 8.3.  Direction of Investments	                                  25
Section 8.4.  Termination of Agreement	                                  25

                                 ARTICLE IX

                       EVENTS OF DEFAULT AND REMEDIES

Section 9.1.  Events of Default	                                         26
Section 9.2.  Remedies	                                                  27
Section 9.3.  Disposition of Funds	                                      28
Section 9.4.  Nonexclusive Remedies	                                     28
Section 9.5.  Attorneys' Fees and Expenses	                              28
Section 9.6.  Effect of Waiver	                                          28
Section 9.7.  Issuer and Trustee May File Proofs of Claim	               28
Section 9.8.  Restoration of Positions	                                  28
Section 9.9.  Suits To Protect the Project	                              29
Section 9.10. Performance by Third Parties	                              29
Section 9.11. Nonrecourse Obligation	                                    29
Section 9.12. Trustee's Exercise of the Issuer's Remedies	               30

                                  ARTICLE X

                             GENERAL PROVISIONS

Section 10.1.  Amounts Remaining in Funds	                               30
Section 10.2.  Notices	                                                  30
Section 10.3.  Binding Effect	                                           31
Section 10.4.  Severability	                                             31
Section 10.5.  Amendments, Changes and Modifications	                    32
Section 10.6.  Execution in Counterparts	                                32
Section 10.7.  Required Approvals	                                       32
Section 10.8.  Limitation on Issuer's Liability	                         32
Section 10.9.  Representations of Borrower	                              33

Schedule 1-Legal Descriptions
Exhibit A-Form of Promissory Note

                                LOAN AGREEMENT


     THIS LOAN AGREEMENT (this "Agreement") is made and entered into as of December 1, 1997 by and between the CITY OF AURORA, ILLINOIS, a municipal corporation and home rule unit of local government under the Constitution of the State of Illinois (the "Issuer"), and PARK TRACE APARTMENTS LIMITED PARTNERSHIP, a Georgia limited partnership (the "Borrower").

                                  RECITALS:

     1.	The Issuer is authorized under the provisions of Ordinance No. 4519, approved March 23, 1976, as from time to time amended, and codified as Division 4 of Article V of Chapter 2 of the City of Aurora Code of Ordinances, and Section 6(a) of Article VII of the Constitution of the State (collectively, the "Act"), to issue economic development revenue bonds for the purpose of financing economic development projects, which authorization includes projects for use as multifamily residential rental facilities, and to refund its outstanding bonds by the issuance of its refunding bonds.

     2.	Pursuant to the Act the Issuer has financed the acquisition and construction of a multifamily residential rental facility consisting of the 216-unit project known as The Covey at Fox Valley (the "Covey Project") located at 2160 Walcott Road within the incorporated limits of the Issuer, and constituting a "project" within the meaning of the Act, for Pebco-Fox Valley, Ltd., an Illinois limited partnership (the "Original Owner"), by the issuance of the Issuer's Multi-Family Housing Revenue Bonds (Pebco-Fox Valley, Ltd. Project) Series 1985 (the "Series 1985 Bonds") in the original principal amount of $12,500,000.

     3.	The Issuer issued its City of Aurora Multifamily Housing Mortgage
Revenue Note (Covey at Fox Valley Project) Series 1986 in the original principal amount of $12,410,000 (the "Prior Note"), the proceeds of which were applied to refund and redeem the Series 1985 Bonds.

     4.	All of the right title and interest of the Original Owner in the Covey
Project has been transferred to America First Apartment Investors, L.P. ("America First"), an affiliate of the Borrower, and the owner of the Prior Note.

     5.	Prior to the issuance of the Bonds, the Borrower will acquire all right, title and interest in the Covey Project and a 260-unit multifamily housing project known as Park Trace Apartments, located at 3450 Jones Mill Road in the City of Norcross, Gwinnett County, Georgia (the "Park Trace Project," and together with the Covey Project, the "Project").

     6.	The Borrower has requested that the Issuer issue bonds the proceeds of which will be used to refund and redeem the Prior Note.

     7.	The Issuer deems it desirable and in keeping with its purposes to issue its Multifamily Housing Revenue Refunding Bonds (The Covey at Fox Valley Apartments Project) Series 1997 in the original principal amount of $12,410,000 (the "Bonds"), for the purposes of providing proceeds for the making of a mortgage refinancing loan (the "Loan") to the Borrower, the proceeds of which will be used to refund and redeem the Prior Note and thereby refinance the Covey Project for the Borrower, under the terms and conditions contained in this Agreement and the Indenture of Trust dated as of December 1, 1997 (the "Indenture"), between the Issuer and UMB Bank, N.A., as trustee (the "Trustee").

     8.	Under the terms of this Agreement, the Borrower has agreed to the repayment of the sums borrowed under this Agreement, the Borrower has executed the Note (defined below) to evidence its obligation to repay the amounts due under this Agreement, the Borrower has executed, or caused to be executed, the Mortgage and the Assignment (as such terms are defined in the Indenture) to secure, among other things, the Borrower's payment and other obligations under this Agreement.

     9.	The execution and delivery of this Agreement and the issuance of the
Bonds have been in all respects duly and validly authorized by the Issuer.

                                  AGREEMENT:

                                  ARTICLE I

              DEFINITIONS, EXHIBITS AND RULES OF INTERPRETATION

     Section 1.1. Definitions. In this Agreement, all capitalized terms used herein and not defined herein shall have the meanings ascribed thereto in
Section 1.1 of the Indenture.

     Section 1.2. Schedule and Exhibit. The following Schedule and Exhibit are attached to and by reference made a part of this Agreement:

          (1)	Schedule 1:  Legal Descriptions; and

          (2)	Exhibit A:  Form of Promissory Note.

     Section 1.3.  Rules of Interpretation.

     (1)	This Agreement shall be governed by and construed in accordance with the laws and judicial decisions of the State of Illinois (the "State"), except as they may be preempted by federal rules, regulations and laws applicable to the Issuer.  The Issuer and the Borrower expressly acknowledge and agree that any judicial action to enforce any rights of the Issuer under this Agreement shall be brought and maintained at the option of the Issuer in Kane County,
Illinois, in the United States District Court for the Northern District of
Illinois, or in any United States Bankruptcy Court in any case involving or having jurisdiction over the Borrower, over the Covey Project or over the Park
Trace Project.

     (2)	The words "herein," "hereof" and "hereunder" and words of similar import, without reference to any particular section or subdivision, refer to this Agreement as a whole rather than to any particular section or subdivision of this Agreement.

     (3)	References in this Agreement to any particular article, section or subdivision hereof are to the designated article, section or subdivision of this Agreement as originally executed.

     (4)	All accounting terms not otherwise defined herein have the meanings assigned to them in accordance with tax basis accounting principles; and all computations provided for herein shall be made in accordance with tax basis accounting principles consistently applied and applied on the same basis as in prior years.

     (5)	The Table of Contents and titles of articles and sections herein are for convenience of reference only and are not a part of this Agreement, and shall not define or limit the provisions hereof.

     (6)	Unless the context hereof clearly requires otherwise, the singular shall include the plural and vice versa and the masculine shall include the feminine and vice versa.

     (7)	Articles, sections, subsections and clauses mentioned by number only are those so numbered which are contained in this Agreement.

     (8)	For purposes of this Agreement and the Indenture, a Petition in
Bankruptcy shall be deemed dismissed only if the petition is dismissed by order of a court of competent jurisdiction and no further appeal rights exist from such order.

     (9)	Any opinion of counsel required hereunder shall be a written opinion of such counsel.

     (10)	References to the Bonds as "tax exempt" or to the "tax exempt status of the Bonds" are to the exclusion of interest on the Bonds from gross income for federal income tax purposes pursuant to Section 103(a) of the Code, irrespective of such forms of taxation as the alternative minimum tax, environmental tax or branch profits tax on foreign corporations, as is consistent with the approach taken in Section 59(i) of the Code.

                                  ARTICLE II

                     REPRESENTATIONS OF ISSUER AND BORROWER

     Section 2.1. Representations of the Issuer. The Issuer makes the following representations and warranties as the basis for its covenants herein:

          (1)	The Issuer is a municipal corporation and home rule unit of
     government under the Constitution of the State.

          (2)	The Issuer has lawful power and authority under the Act to enter into this Agreement and the Indenture and to carry out its obligations hereunder and under the Indenture. By proper action of its governing body, the Issuer has been duly authorized to execute and deliver this Agreement, acting by and through its duly authorized officers. The Indenture, the Regulatory Agreement and this Agreement have been duly executed and delivered by the Issuer and each constitutes a valid, legal, binding and enforceable obligation of the Issuer (subject to bankruptcy, insolvency or creditors rights laws generally and principles of equity generally) without offset, defense or counterclaim. The execution, delivery and performance of the Indenture and this Agreement by the Issuer will not violate any law, regulation, order or decree of any governmental authority and all consents, approvals, authorizations, orders or filings of or with any court or governmental agency or body, if any, required for the execution, delivery and performance of such documents by the Issuer have been obtained or made.

          (3)	There is no pending action, suit or proceeding, arbitration or governmental investigation against such entity, an adverse outcome of which would materially affect performance under the Indenture and this Agreement by the Issuer.

          (4)	The Covey Project constitutes a "project" within the meaning of the Act, and the lending of the proceeds of the Bonds to the Borrower for the purposes specified in this Agreement will further the public purposes of the Act.

          (5)	To refinance the costs of the Covey Project, the Issuer is
     issuing the Bonds in the aggregate principal amount of $12,410,000. The Bonds will bear interest and be scheduled to mature and will be subject to tender, purchase and redemption prior to maturity in accordance with the provisions of the Indenture. The Bonds are to be issued under and secured by the Indenture, pursuant to which the payments, revenues and receipts derived by the Issuer pursuant to this Agreement, other than certain Unassigned Issuer Rights (as defined in Section 4.6), will be pledged and assigned to the Bondholders as security for payment of the principal of, premium, if any, and interest on the Bonds.

          (6)	To its knowledge, no member of the governing body of the Issuer or any other officer or employee of the Issuer has any significant or conflicting interest, financial, employment or otherwise, in the Borrower, the Covey Project or in the transactions contemplated hereby.

          (7)	Under the provisions of the Indenture, the Issuer's interest in this Agreement and certain payments due under this Agreement are pledged and assigned to the Trustee for the benefit of Bondholders as security for the payment of the principal and purchase price of, and interest and premium, if any, on the Bonds and the Issuer will not otherwise or further assign its interest in this Agreement.

          (8)	To the extent within its reasonable control, the Issuer will not knowingly engage in any activity which might result in the income of the Issuer to be received hereunder becoming taxable to it or interest on the Bonds becoming taxable to the Holders thereof under federal income tax laws.

          (9)	The execution, delivery and performance of the Indenture and this Agreement by the Issuer will not cause or constitute a default under or conflict with its organizational documents or other agreements to which it is a party or otherwise materially adversely affect performance of the duties of the Issuer under such organizational documents or other agreements.

     Section 2.2. Representations of the Borrower. The Borrower makes the following representations and warranties as the basis for its covenants herein:

          (1)	The Borrower is a limited partnership duly formed and validly existing under the laws of the State of Georgia, is in good standing under the laws of the State of Georgia and of the State, and is duly authorized to conduct its business in the State and all other states where its activities require such authorization, has power and authority to enter into this Agreement and the other Related Documents to which the Borrower is a party, and to use the Covey Project and for the purpose set forth in this Agreement, and by proper corporate action has authorized the execution and delivery of this Agreement and the other Related Documents to which the Borrower is a party, and has approved the Indenture.

	         (2)	This Agreement and the other Related Documents to which the
     Borrower is a party have been duly executed and delivered by the
     Borrower; such documents constitute valid, legal, binding and enforceable obligations of the Borrower (subject to bankruptcy, insolvency or creditors rights generally and principles of equity generally), without offset, defense or counterclaim; the execution, delivery and performance of such documents by the Borrower will not violate any law, regulation, order or decree of any governmental authority; and all consents, approvals, authorizations, orders or filings of or with any court or governmental agency or body, if any, required for the execution, delivery and performance of such documents by the Borrower have been obtained or made.

          (3)	The execution and delivery of this Agreement and the other
     Related Documents to which the Borrower is a party, the consummation of the transactions contemplated thereby, and the fulfillment of the terms and conditions thereof do not and will not conflict with or result in a breach of any of the terms or conditions of the Borrower's Limited Partnership Agreement, any restriction or any agreement or instrument to which the Borrower is now a party or by which it is bound or to which any property of the Borrower is subject, and do not and will not constitute a default under any of the foregoing, or, to the best of the Borrower's knowledge, cause the Borrower to be in violation of any order, decree, statute, rule or regulation of any court or any state or federal regulatory body having jurisdiction over the Borrower or the Project and do not and will not result in the creation or imposition of any lien, charge or encumbrance of any nature upon any of the property or assets of the Borrower contrary to the terms of any instrument or agreement to which the Borrower is a party or by which it is bound.

          (4)	The use of the Project, as it is being operated, complies with all presently applicable zoning, development, pollution control, water conservation, environmental and other laws, regulations, rules and ordinances of the federal government and the State and the State of Georgia, as applicable, the respective agencies thereof and the Issuer; the Borrower has obtained all necessary approvals of and licenses, permits, consents and franchises from federal, state, county, municipal or other governmental authorities having jurisdiction over the Project to operate the Project and to enter into, execute and perform its obligations under this Agreement and the other Related Documents to which the Borrower is a party.

          (5)	In addition to the Bonds, no other obligations have been or are expected to be issued before or after the Bonds by or on behalf of any state, territory or possession of the United States, or any political subdivision of any of the foregoing, or the District of Columbia under
     Section 103 of the Code and regulations, (a) the proceeds of which will be used primarily with respect to facilities, the principal user or users of which will be the Borrower or "related persons" (as defined in Section 147(a)(2) of the Code) thereto, and (b) which will be (i) sold (or in the case of variable rate obligations, issued) less than fifteen (15) days apart, (ii) sold (or in the case of variable rate obligations, issued) pursuant to the same plan of financing, and (iii) payable from the same source of funds, determined without regard to guarantees from unrelated parties.

          (6)	The Borrower is not in the trade or business of selling
     properties such as the Covey Project and has acquired the Covey Project for investment purposes only or otherwise for use by the Borrower in its trade or business, and therefore the Borrower has no present intention to voluntarily sell, surrender or otherwise transfer, in whole or part, its interest in the Covey Project in the foreseeable future.

          (7)	There are no actions, suits, proceedings or inquiries or
     investigations at law or in equity pending or, to the knowledge of the Borrower, threatened against the Borrower or any property of the Borrower in any court or before any federal, state, municipal or other governmental agency, which, if decided adversely to the Borrower, would have a material adverse effect upon the Borrower or upon the business or properties of the Borrower or upon its power, authority and right to enter into this Agreement and the other Related Documents to which the Borrower is a party; and the Borrower is not in default with respect to any order of any court or governmental agency.

          (8)	The Borrower has not incurred, and will not incur, any
     indebtedness for borrowed money other than under this Agreement and the Related Documents.

          (9)	The Borrower has filed all federal and state income tax returns, if any, which, to the knowledge of the Borrower, are required to be filed and has paid all taxes shown on said returns and all assessments and governmental charges received by it to the extent that they have become due.

          (10)	The Borrower has reviewed and approved the provisions of the
     Indenture.

          (11)	To the best of the Borrower's knowledge, no member of the
     governing body of the Issuer or any other officer of the Issuer has any significant or conflicting interest, financial, employment or otherwise, in the Borrower, the Covey Project or the transactions contemplated hereby.

          (12)	There has been no material adverse change in the financial
     condition, prospects or business affairs of the Borrower or the feasibility or physical condition of the Project since November 26, 1997.

          (13)	The covenants, representations and warranties of the Borrower in the Regulatory Agreement are true and correct and are incorporated herein by reference and made a part of this Agreement.

          (14)	The Borrower has made and shall continue to make all required contributions to all employee benefit plans, if any, and the Borrower has no knowledge of any material liability which has been incurred by the Borrower which remains unsatisfied for any taxes or penalties with respect to any employee benefit plan or any multi-employer plan, and each such plan as been administered in compliance with its terms and the applicable provisions of ERISA and any other federal or State law.

          (15)	The Borrower (a) has not entered into the transaction or any
     Related Document with the actual intent to hinder, delay or defraud any creditor, and (b) received reasonably equivalent value in exchange for its obligations hereunder and under the Related Documents. Giving effect to the transactions contemplated by the Related Documents, the fair salable value of the Borrower's assets exceeds and will, immediately following the execution and delivery of the Related Documents, exceed the Borrower's total liabilities, including, without limitation, subordinated, unliquidated, disputed or contingent liabilities. The fair salable value of the Borrower's assets is and, immediately following the execution and delivery of the Related Documents, will be greater than the Borrower's probable liabilities, including the maximum amount of its contingent liabilities or its debts as such debts become absolute and matured. The Borrower's assets do not and, immediately following the execution and delivery of the Related Documents will not, constitute unreasonably small capital to carry out its business as conducted or as proposed to be conducted. The Borrower does not intend to, and does not believe that it will, incur debts and liabilities (including, without limitation, contingent liabilities and other commitments) beyond its ability to pay such debts as they mature (taking into account the timing and amounts to be payable on or in respect of obligations of the Borrower).

          (16)	The Borrower has no known material contingent liabilities.

          (17)	The Borrower has no material financial obligation under any
     indenture, mortgage, deed of trust, loan or lease agreement or other agreement or instrument to which the Borrower is a party or by which the Borrower or the Project are otherwise bound, other than obligations incurred in the ordinary course of business and other than this Agreement and the other Related Documents to which the Borrower is a party.

          (18)	The Borrower has not borrowed or received other debt financing that has not been heretofore repaid in full.

          (19)	The Borrower is not (a) an "investment company" or a company
     "controlled by an investment company" within the meaning of the Investment Company Act of 1940, as amended; (b) a "holding company" or a "subsidiary company" of a "holding company" or an "affiliate" of either a "holding company" or a "subsidiary company" within the meaning of the Public Utility Holding Company Act of 1935, as amended; or (c) subject to any other federal or state law or regulation which purports to restrict its ability to borrow money.

          (20)	Except as disclosed in the Title Policy, there are no pending or, to the knowledge of the Borrower, proposed special or other assessments for public improvements affecting the Project, nor, to the knowledge of the Borrower, are there any contemplated improvements to the Project that may result in such special or other assessments.

          (21)	No statement of fact made herein or in the Related Documents to which the Borrower is a party made by the Borrower contains any untrue statement of a material fact or omits to state any material fact necessary to make statements made herein or therein by the Borrower not misleading. There is no fact presently known to the Borrower which has not been disclosed which adversely affects nor as far as the Borrower can foresee would adversely affect the business, operations or conditions (financial or otherwise) of the Borrower.

          (22)	The Project has adequate rights of access to public ways and is served by adequate water, sanitary sewer and storm drainage facilities. All public utilities necessary to the continued use and enjoyment of the Project as presently used and enjoyed are located in the public right-of-way abutting the Project and all such utilities are connected so as to serve the Project without passing over other property. All roads necessary for the full utilization of the Project for its current purpose have been completed and dedicated to public use and accepted by all governmental authorities or are the subject of access easements for the benefit of the Project.

          (23)	The Project is not located in a flood hazard area as defined by the Federal Insurance Administration.

     Section 2.3. General Tax Representations, Warranties and Covenants of Borrower. The Borrower further represents, warrants and covenants as follows:

          (1)	The Borrower presently intends to use or operate the Covey
     Project in a manner consistent with the Regulatory Agreement and presently intends to use or operate, and will use and operate, the Covey Project in accordance with the terms of the Regulatory Agreement during the period set forth therein, and knows of no reason why the Covey Project will not be so operated. If in the future there is a cessation of that operation, the Borrower will use its best efforts to resume that operation or accomplish an alternate use by the Borrower or others which will be consistent with the Act and the tax-exempt status of the Bonds. The Borrower is not now in default under the Regulatory Agreement and specifically agrees to continue to meet their requirements.

           (2)	The Borrower will assist the Issuer in filing all appropriate returns, reports and attachments to income tax returns as of now or hereafter required by the provisions of the Code, including without limitation the Information Return for Private Activity Bond Issues (Form 8038, Rev. March, 1995) required under the Code.

          (3)	The weighted average maturity of the Bonds, calculated in
     accordance with the requirements of Section 147(b) of the Code, is less than 120% of the remaining average reasonably expected economic life of the Covey Project.

          (4)	No proceeds of the Bonds shall be invested in federally insured deposits or accounts except as part of a bona fide debt service fund or a reasonably required reserve fund.

          (5)	The Borrower covenants and agrees that it will not use or permit the use of any of the funds provided by the Issuer hereunder or any other funds of the Borrower, directly or indirectly, in such manner as would, or enter into, or allow any "related person" (as defined in Section 147(a)(2) of the Code) to enter into, any arrangement, formal or informal, for the purchase of the Bonds that would, or take or omit to take any other action that would, to the knowledge of the Borrower, cause the Bonds to be an "arbitrage bond" within the meaning of Section 148 of the Code or "federally guaranteed" within the meaning of Section 149(b) of the Code and applicable regulations promulgated from time to time thereunder.

          (6)	In the event that at any time the Borrower is of the opinion or is otherwise aware that for purposes of this Section 2.3 or Section 5.7 of the Indenture it is necessary to restrict or to limit the yield on the investment of any moneys held by, or on behalf of, the Issuer under the Indenture, the Borrower shall obtain an opinion of Bond Counsel, which shall determine the limitations and so instruct and direct in writing the Issuer to take such actions as the Borrower believes are necessary in order to comply with these limitations under the Indenture.

          (7)	The Borrower covenants to comply with the covenants and
     procedures set forth in Section 5.7 of the Indenture and the Non-Arbitrage Certificate and to deposit in the Rebate Fund such amounts as may be necessary to maintain the amount on deposit in the Rebate Fund at the Rebate Requirement.

          (8)	Notwithstanding any provisions of this Section 2.3, if the
     Borrower shall provide to the Issuer and the Trustee an opinion of Bond Counsel that any specified action required under this Section 2.3 or
     Section 5.7 of the Indenture is no longer required or that some further or different action is required to maintain the exclusion from federal income tax of interest on the Bonds, the Issuer, the Trustee and the Borrower may conclusively rely on such opinion in complying with the requirements of this Section 2.3 and Section 5.7 of the Indenture and be protected in so doing, and the covenants hereunder shall be deemed to be modified to that extent.

          (9)	The Borrower further agrees that it shall not discriminate on the basis of race, creed, color, sex, handicap, familial status or national origin in the lease, use or occupancy of the Covey Project or in connection with the employment or application for employment of persons for the construction, operation and management of the Covey Project.

          (10)	The Borrower further warrants and covenants that it has not
     executed and will not execute any other agreement, or any amendment or supplement to any other agreement, with provisions contradictory to, or in opposition to, the provisions hereof, of the Indenture, of this Agreement, of the Regulatory Agreement, and that in any event, the requirements of this Agreement and the Regulatory Agreement are paramount and controlling as to the rights and obligations herein set forth and supersede any other requirements in conflict herewith and therewith.

          (11)	No Event of Default has occurred and is continuing under the
     Prior Regulatory Agreement (as defined in the Regulatory Agreement).

     Section 2.4. Residential Rental Project. The Borrower covenants and agrees to own, operate and manage the Covey Project as a "residential rental project" (as such phrase is utilized in Section 103(b)(4)(A) of the Prior
Code) in accordance with the Regulatory Agreement.

     Section 2.5. Tax Exemption; Regulatory Agreement. The Borrower hereby covenants, represents and agrees as follows:

          (1)	The Borrower will not take or omit to take any action with
     respect to this Agreement or the Covey Project that would adversely affect the exclusion of the interest on the Bonds from gross income for federal income tax purposes.

          (2)	The Borrower will take such action or actions, including
     amendment of the Regulatory Agreement, as may be necessary in the opinion of Bond Counsel, to preserve or perfect the exclusion of interest on the Bonds from gross income for federal income tax purposes.

          (3)	The Borrower will file of record such documents and take such other steps as are necessary in order to insure that the requirements and restrictions of the Regulatory Agreement will be binding upon all owners of the Covey Project, including, but not limited to, the execution and recordation of the Regulatory Agreement in the real property records of Kane County and DuPage County, Illinois.

          (4)	The Borrower will include the requirements and restrictions
     contained in the Regulatory Agreement in any deed or other document transferring any interest in the Covey Project to another person to the end that such transferee has notice of, and is bound by such restrictions, and to obtain the agreement from any transferee so to abide.

          (5)	The Borrower will provide to the Issuer and the Trustee notice of any action (other than actions in its ordinary course of business) which impacts the Issuer's rights hereunder or under the Regulatory Agreement.

     Section 2.6.  Representations of Borrower as Single Purpose Entity.

     (1)	The Borrower covenants and agrees that it shall not:

          (a)	(i) incur, create or assume any indebtedness except (A)
     indebtedness in an amount not to exceed $150,000 incurred in the ordinary course of business and payable within 60 days of the date the indebtedness was incurred, represented by an invoice, statement of account, check, work request, purchase order or other similar document representing expenses relating to activities of the Borrower undertaken in accordance with its charter, or (B) indebtedness which will not result in a downgrade, withdrawal or qualification of the rating on the Bonds as confirmed in writing by the Rating Agency, or (ii) transfer or lease the Project or any interest therein, except as permitted under the Mortgage;

          (b)	engage, directly or indirectly, in any business other than that arising out of or entering into this Agreement and the other Related Documents to which the Borrower is a party and the ownership, management, leasing, construction, development, operation and maintenance of the Project;

          (c)	commingle its assets with the assets of any other entity;

          (d)	partition the Project;

          (e)	without the unanimous consent of its partners (including the vote of the Independent Director (as hereinafter defined) of the general partner), voluntarily file or consent to the filing of a petition for bankruptcy, reorganization, assignment for the benefit of creditors or similar proceeding under any federal or state bankruptcy, insolvency, reorganization or other similar law;

          (f)	while the Bonds are outstanding, the Borrower or its general partner shall not (i) dissolve, liquidate, consolidate, merge or sell substantially all of its assets; or (ii) engage in any business other than the ownership and operation of the Project; or

          (g)	amend the Limited Partnership Agreement without written
     confirmation from the Rating Agency that the rating on the Bonds shall not be downgraded, withdrawn or qualified as a result thereof.

     The Borrower represents and warrants that as of the date hereof it does not have any indebtedness or obligations which would cause it to be in violation of the foregoing covenants.

     Further, the Borrower covenants that it will do or cause to be done all things necessary to preserve and keep in full force and effect its existence, will not engage in, seek or consent to any dissolution, winding up, liquidation, consolidation, merger or asset sale, and will maintain adequate capitalization (taking into account, among other things, the market value of its assets) for its business purposes; will pay all expenses of the Project from assets of the Borrower; will maintain separate books and records and bank accounts and will maintain a separate business office (which may be a management office at the Project); will at all times hold itself out to the public as a separate and distinct legal entity (including in its leasing activities, in entering into any contract and in preparing its financial statements) and will observe partnership formalities in conducting its business; will file its own tax returns and other financial statements or, if part of a consolidated group, will join in the consolidated tax return of such group as a separate member thereof; and will cause its management to meet regularly to carry on its business.

     (2)	The Borrower shall do all things necessary to preserve and keep in full force and effect its existence, rights and privileges under the laws of the State of Georgia and its right to own and operate the Project under the terms of this Agreement and otherwise transact business in the State and the State of Georgia. The Borrower hereby represents and warrants that the Borrower (i) is a duly organized and validly existing limited partnership under the laws of the State of Georgia and is duly authorized to conduct its business in the State and all other states where its activities require such authorization, (ii) has the power and authority to own its properties and to carry on its business as now being conducted and as proposed to be conducted, and (iii) has the power to execute, deliver and perform its obligations under this Agreement and all of the other Related Documents. The execution and delivery by the Borrower of this Agreement and each of the other Related
Documents to be executed by the Borrower, the Borrower's performance of its respective obligations hereunder and thereunder and the creation of the security interest and liens provided for in the Mortgage and the other Related Documents, to which the Borrower is a party, have been duly authorized by all requisite action on the part of the Borrower, and will not violate any legal requirement, any order of any court or other governmental authority, the Limited Partnership Agreement of the Borrower or any material indenture, agreement or other instrument to which the Borrower is a party, or by which the Borrower is bound, or be in conflict with, result in a breach of, constitute (with due notice or lapse of time or both) a default under any of the foregoing or result in the creation or imposition of any Lien, of any nature whatsoever, upon any of the property or assets of the Borrower except the Liens created under the Mortgage and under the other Related Documents to which the Borrower is a party. The Borrower is not required to obtain any consent, approval or authorization from, or to file any declaration or statement with, any governmental authority in connection with or as a condition to the execution, delivery or performance of this Agreement or the other Related Documents by the Borrower. The Borrower further represents and warrants that it is, and, so long as this Agreement shall remain in effect, shall do all things necessary to continue to be, an entity which is formed or organized solely for the purpose of holding, directly, an ownership interest in the Project, does not engage in any business unrelated to the Project and the financing thereof, does not have any assets other than those related to its interest in the Project or the financing thereof or any indebtedness other than as permitted by the Mortgage or the other Related Documents to which the Borrower is a party, has its own separate books and records and its own accounts, in each case which are separate and apart from the books and records and accounts of any other entity and will maintain the same as official records, holds itself out as being an entity, separate and apart from any other entity and will conduct its business in its own name.

     (3)	At least one general partner of the Borrower is a corporation meeting the Single Purpose Entity requirements of the Rating Agency and has at least one duly appointed member of its board of directors who shall not have been, at the time of such appointment or at any time in the preceding five years, a direct or indirect legal or beneficial owner in the general partner of the
Borrower or the Borrower or of the affiliates of either, a creditor, supplier, employee, director, manager or contractor (or member of the immediate family of any of the foregoing) of the general partner of the Borrower or the
Borrower or any of the affiliates of either or a person who controls the general partner of the Borrower or the Borrower or the affiliates of either
(an "Independent Director").  Each general partner of the Borrower will not cause or allow, and will not cause or allow the general partner's board of directors to take any action requiring the unanimous affirmative vote of 100%
of the members of its board of directors unless an Independent Director shall have participated in such vote.

     (4)	The Borrower's Limited Partnership Agreement shall provide that, so long as the Bonds are Outstanding, the Borrower will only dissolve upon the bankruptcy of the general partner.

     (5)	The Borrower will not fail to correct any known misunderstanding regarding the separate identity of the Borrower.

     (6)	The Borrower will not assume or guarantee or become obligated for the debts of any other entity or hold out its credit as being available to satisfy the obligations of any other entity; will allocate fairly and reasonably any overhead for shared office space; will not pledge its assets for the benefit of any other person or entity; will not make loans to any person or entity;
will not identify its affiliates as a division or part of the Borrower and will not enter into or be a party to any transaction with its affiliates except in the ordinary course of business and on terms which are intrinsically fair and are no less favorable to it than would be obtained in a comparable arm's-length transaction with an unrelated third party.

     (7)	Financial and operational services, including, without limitation, maintenance of the Borrower's books and records, have been and will be performed on behalf of the Borrower by its general partner or by independent contractors engaged by its General Partner. The Borrower has and will make payments to its general partner or such independent contractors for services rendered and expenses incurred on its behalf in an amount equal to the fair value of such services and expenses. To the extent the Borrower leases premises from the Manager, the Borrower has paid and will pay compensation or rental that is intrinsically fair and not less favorable to the Borrower than would be obtained in a transaction with an unrelated third party.

     (8)	All distributions of the Borrower to the Manager have been and will be declared and paid by the Borrower in accordance with applicable law.  There are no agreements with respect to the Manager, written or otherwise, between the Borrower and any third party, including the Manager, pursuant to which the
Borrower or such third party has agreed to extend credit or make payment to or for, or guaranty the performance of, the other.

     (9)	The Borrower shall comply with the provisions of the Borrower's
Limited Partnership Agreement and the uniform limited partnership law of the State of Georgia.

     (10)	There are no agreements between or among the Borrower and the
Manager other than the (i) with respect to the Covey Project, the Property Management Agreement dated August 1, 1992, as amended by the Addendum to Property Management Agreement dated as of July 1, 1995, each between America First Apartment Investors, L.P. and the Manager, assigned to the Borrower pursuant to the Assignment of Property Management Agreement dated as of December 11, 1997, and (ii) with respect to the Park Trace Project, the Property Management Agreement dated as of November 1, 1997, between the Borrower and the Manager. There are no agreements, written or oral, with any party or course of prior dealing that would supplement, qualify, define, amend or otherwise modify the terms of the Borrower's Limited Partnership Agreement.

     (11)	The Borrower will not acquire obligations or securities of its partners or of the partners, members or shareholders of its partners.

     (12)	Correspondence on behalf of the Borrower shall be sent on its own letterhead (if any) or on the letterhead of the Manager.

     Any limited partnership which can make the representations and warranties and satisfy the covenants set forth in this Section 2.6 shall constitute a "Single Purpose Entity."

                                 ARTICLE III

                   ISSUANCE OF BONDS; PAYMENT OF COSTS

     Section 3.1. Issuance of Bonds. The Issuer has contracted for the sale of the Bonds authorized by the Indenture, and the Borrower has approved and does approve the terms of the Indenture. Forthwith upon execution of this Agreement, the other Related Documents and the Indenture, or as soon thereafter as practicable, the Issuer will execute the Bonds and deliver the Bonds to the Underwriter or to its order upon payment of the purchase price and filing with the Trustee of the opinion of Bond Counsel as to the legality of the Bonds and the furnishing of all other documents required to be furnished before such delivery. The proceeds of the Bonds will be deposited with the Trustee and disbursed in accordance with Section 5.2 of the Indenture.

     Section 3.2. No Warranty by Issuer. The Borrower recognizes that, because the components of the Project have been and are to be designated and selected by it, THE ISSUER HAS NOT MADE AN INSPECTION OF THE PROJECT OR OF ANY FIXTURE OR OTHER ITEM CONSTITUTING A PORTION THEREOF, AND THE ISSUER MAKES NO WARRANTY OR REPRESENTATION, EXPRESS OR IMPLIED OR OTHERWISE, WITH RESPECT TO THE SAME OR THE LOCATION, USE, DESCRIPTION, DESIGN, MERCHANTABILITY, FITNESS FOR USE FOR ANY PARTICULAR PURPOSE, CONDITION OR DURABILITY THEREOF, OR AS TO THE QUALITY OF THE MATERIAL OR WORKMANSHIP THEREIN, IT BEING AGREED THAT ALL RISKS INCIDENT THERETO ARE TO BE BORNE BY THE BORROWER. IN THE EVENT OF ANY DEFECT OR DEFICIENCY OF ANY NATURE IN THE PROJECT OR ANY FIXTURE OR OTHER ITEM CONSTITUTING A PORTION THEREOF, WHETHER PATENT OR LATENT, THE ISSUER SHALL HAVE NO RESPONSIBILITY OR LIABILITY WITH RESPECT THERETO. THE PROVISIONS OF THIS SECTION 3.2 HAVE BEEN NEGOTIATED AND ARE INTENDED TO BE A COMPLETE EXCLUSION AND NEGATION OF ANY WARRANTIES OR REPRESENTATIONS BY THE ISSUER, EXPRESS OR IMPLIED, WITH RESPECT TO THE PROJECT OR ANY FIXTURE OR OTHER ITEM CONSTITUTING A PORTION THEREOF, WHETHER ARISING PURSUANT TO THE UNIFORM COMMERCIAL CODE OR ANY OTHER LAW NOW OR HEREAFTER IN EFFECT.

     Section 3.3. Disbursements From the Bond Proceeds Fund and the Costs of Issuance Fund.

     (1)	Pursuant to Section 5.2 of the Indenture, the Issuer has authorized and directed the Trustee to deposit the proceeds of the Bonds (other than accrued interest on the Bonds) into the Bond Proceeds Fund and to immediately transfer the balance in the Bond Proceeds Fund to the Prior Note Holder (as
defined in Exhibit A to the Indenture) to be applied solely to the redemption of the Prior Note.

     (2)	The Issuer has authorized and directed the Trustee to make payments from the Costs of Issuance Fund to pay the costs of issuing the Bonds, and to reimburse the Borrower for any of the foregoing paid or incurred by the
Borrower before or after the execution and delivery of this Agreement and the issuance and delivery of the Bonds in accordance with the requirements of
Section 5.10 of the Indenture.

     Section 3.4. Payment of Issuance Costs by Borrower. The Borrower agrees that it will provide any and all funds required for the prompt and full payment of all costs of issuance of the Bonds, including, but not limited to, the following items:

          (1)	all legal (including Bond Counsel and counsel to the Borrower, the Underwriter and the Trustee), abstractors', financial and accounting fees and expenses, administrative fees, Rating Agency fees, printing and engraving costs and other expenses incurred and to be incurred on or before or in connection with issuance of the Bonds;

          (2)	premiums on all insurance required to be taken out and
     maintained until this Agreement is terminated pursuant to Section 8.3 hereof;

          (3)	all mortgage registry taxes and recording fees and other taxes, charges, assessments, license or registration fees of every nature whatsoever incurred and to be incurred in connection with this financing;

          (4)	all initial fees and expenses of the Trustee, the Paying Agent and the Issuer;

          (5)	all fees and expenses for title insurance, survey and related matters; and

          (6)	other costs of issuance.

     Section 3.5.  Title Insurance.

     (1)	The Borrower agrees to furnish to the Issuer and the Trustee a mortgagee's policy or policies of title insurance issued by the Title Company, in Standard ALTA form, dated the Dated Date concerning the Project (the "Title Policy"), in form and substance reasonably satisfactory to the Issuer, naming the Issuer and the Trustee as insureds, in an amount not less than the original principal amount of the Bonds, insuring:

          (a)	that fee title to the Premises is in the Borrower;

          (b)	that the Mortgage is a valid first lien upon the Premises,
     subject only to Permitted Encumbrances defined in the Mortgage;

          (c)	that the Project and its use does not violate any zoning or
     other use restrictions covering the Premises and that coverage provided includes the standard ALTA "Form 9" endorsement, if available, or, if not available, an endorsement which, in the opinion of Independent Counsel, is comparable;

          (d)	that the following standard exceptions be waived and insured:

     (i) facts which would be disclosed by a comprehensive survey of the Premises, (ii) mechanic's, contractors' or materialmen's liens and lien claims, (iii) rights of parties in possession other than residential tenants under leases with a term of one year or less and (iv) all other exceptions noted in Schedule B, Section 1 of the Title Policy; and

          (e)	such other matters as the Issuer or the Trustee may reasonably request.

     (2)	At such time or times as provided in Section 5.8 of the Indenture, the Borrower agrees to furnish to the Issuer and the Trustee, at the Borrower's expense, a title search certificate addressed to the Issuer and the Trustee evidencing, in conjunction with any lien waivers, lien-free completion of the repair or restoration of the Project.

     (3)	The Borrower hereby represents that the Permitted Encumbrances do not and will not materially adversely affect (a) the ability of the Borrower to pay the Basic Payments in a timely manner or (b) the use or operation of the
Project for the use currently being made thereof or the value of the Project.

     (4)	The Borrower has good and marketable fee simple title to the Project, and good title to the personal property, subject to no liens, charges or encumbrances other than the Permitted Encumbrances.

     (5)	Upon the execution by the Borrower and the recording of the Mortgage, and upon the execution and filing of UCC-1 financing statements, the Trustee will have a valid first lien on the Project and a valid security interest in the personal property subject to no liens, charges or encumbrances other than the Permitted Encumbrances.

     Section 3.6. Establishment of Rate Period for the Bonds. Not less than 60 days prior to the Rate Adjustment Date, commencing 60 days prior to the Initial Rate Adjustment Date, the Borrower will give written notice to the Trustee, the Tender Agent, the Rating Agency and the Remarketing Agent of the Rate Period to be in effect for the Bonds commencing with the Initial Rate Adjustment Date and any subsequent Rate Adjustment Date and the Rating Agency's expected rating on the Bonds effective on the Rate Adjustment Date (which rating must be no lower than "A-" on the Rate Adjustment Date).


                                 ARTICLE IV

             THE LOAN, LOAN REPAYMENT AND ADDITIONAL CHARGES

     Section 4.1.	The Loan.

     (1)	The Issuer agrees, upon the terms and conditions specified in this
Agreement, to lend to the Borrower the proceeds received by the Issuer from the sale of the Bonds, excluding any accrued interest, by causing the proceeds to be deposited with the Trustee for disposition as provided in this Agreement and in the Indenture. The obligation of the Issuer to make the Loan shall be deemed fully discharged upon the deposit of the proceeds of the Bonds with the Trustee. The Loan shall be evidenced by the Note, in the form attached as Exhibit A. Contemporaneously with the issuance of the Bonds, the Issuer will endorse the Note without recourse to the order of and will pledge the Note to the Trustee, as the assignee of the Issuer. The Borrower will repay the Loan in accordance with the provisions of the Note and this Agreement.

     (2)	Notwithstanding anything to the contrary contained herein, the
Borrower covenants that it shall make payments, at such times and in such amount to assure that payment of the principal of and premium, if any, and interest on the Bonds shall be made when due, whether at maturity, by call for redemption, by declaration or otherwise.

     Section 4.2.  Loan Repayment.

     (1)	Subject to the Borrower's right of prepayment granted in Article
VIII, the Borrower acknowledges its indebtedness to the Issuer and agrees to repay the Loan, and to pay interest on the amount of the Loan outstanding from time to time, in the amounts and at the times necessary to enable the Trustee, on behalf of the Issuer, to pay all amounts payable with respect to the Bonds when due, whether as principal, premium, interest or otherwise, and whether at maturity or by redemption or acceleration of maturity or otherwise ("Basic Payments"). To provide for the payment of the Basic Payments, the Borrower covenants to pay or cause to be paid to the Trustee and hereby assigns to the Trustee all Project Revenues and Extraordinary Revenues. Amounts in the
Surplus Fund in excess of $5,000 shall be distributed to the Borrower promptly as provided in Section 5.4(2) of the Indenture upon the Trustee's receipt of a certificate of the Borrower that no accounts payable by the Borrower are more than 60 days past due, except those which are being contested in good faith by the Borrower. The Borrower hereby agrees that all Project Revenues received by the Borrower shall be transferred to the Trustee within one Business Day of receipt. The Borrower and the Manager are solely responsible for the collection of rentals paid by tenants of the Project. The Borrower will deposit Project Revenues in a depository account established in the name of the Borrower with a federal depository institution or state-chartered depository institution subject to regulations regarding fiduciary funds on deposit similar to Title 12 of the Code of Federal Regulations Section 9.10(b) solely for that purpose, which account will be invested in Permitted Investments. The aggregate amount of all accounts maintained by the Borrower at any one such depository shall not exceed $100,000. The Trustee is under no obligation to monitor receipt of rents paid by tenants. The Borrower may retain in its depository account a balance of up to $10,000 from the Project Revenues to cover insufficient funds checks from tenants. The Borrower further agrees that all Proceeds shall be held, disbursed and utilized as provided in Section 3.14 of the Covey Project Mortgage and Section 3.13 of the Park Trace Project Mortgage, as applicable.

     (2)	The Borrower hereby appoints the Trustee as the general depository to receive any moneys derived from the Project and tenant rentals during all times when the Bonds shall be Outstanding, and to hold such moneys in trust pursuant hereto.

     Section 4.3. Additional Charges. The Borrower agrees to pay, when due, all costs and expenses incurred in connection with the issuance of the Bonds (in the aggregate, the "Additional Charges"), including without limitation, the expenses listed in Section 3.4, the Ordinary Fees and Expenses, and each and all of the following:

          (1)	upon the occurrence of an Event of Default under the Indenture, or otherwise with the prior written consent of the Borrower, to or upon the order of the Trustee, when due, all fees of the Trustee for services rendered under the Indenture and as agent of the Borrower under the Continuing Disclosure Agreement and any other amounts due under Section
     7.4 which are not included in Ordinary Fees and Expenses, and all fees and charges of any registrars, legal counsel, accountants, engineers, public agencies and others incurred in the performance, on request of the Issuer, of services required under the Indenture for which such persons are entitled to payment or reimbursement, provided that the Borrower may, upon notice to the Issuer and without creating a default hereunder, contest in good faith the necessity or reasonableness of any such services, fees or expenses other than Ordinary Fees and Expenses, as set forth in the Indenture, any fees or charges of public agencies and any fees or expenses resulting directly or indirectly from a default by the Borrower;

          (2)(a)	all indemnity payments required to be made under Section 7.4
     (such indemnity payments being due to the Issuer upon written demand therefor and accruing interest at the Default Rate following 60 days after notice of demand therefor); (b) all reasonable expenses (including reasonable legal fees under Section 9.5) and expenses incurred by the
     Issuer to exercise its rights under this Agreement following an Event of
     Default; and (c) all other expenses incurred by the Issuer in relation to the Project which are not otherwise required to be paid by the Borrower under the terms of this Agreement or any separate fee agreement, including costs incurred as a result of a request by the Borrower;

          (3)	interest, at the Default Rate, on all payments not made by the
     Borrower under Section 4.2 and under this Section 4.3 when due, to the parties entitled thereto; and

          (4)	(i) to pay to the Trustee and the Tender Agent from time to time reasonable compensation for all services rendered by it (including the reasonable compensation, expenses and disbursements of its agents and counsel) under the Indenture and any other agreements relating to the Bonds to which the Trustee is a party; (ii) except as otherwise expressly provided in the Indenture, this Agreement or such other agreements related to the Bonds or the Project, to reimburse the Trustee and the Tender Agent upon its request for all reasonable fees, expenses, disbursements and advances (including reasonable counsel fees) incurred or made by the Trustee and the Tender Agent (provided that the Trustee or the Tender Agent shall not be required to make advances) in accordance with any provision of the Indenture or other agreements to which the Trustee or the Tender Agent is a party (including, but not limited to, the reasonable compensation and the expenses and disbursements of their agents and counsel and the cost of printing Bonds), except any such expense, disbursement or advance (provided that the Trustee or the Tender Agent shall not be required to make advances) as may be attributable to its negligence or willful misconduct, (iii) to the Trustee for deposit to the Rebate Fund, arbitrage rebate as calculated by the Arbitrage
     Consultant in accordance with the Non-Arbitrage Certificate, and (iv) to pay to the Arbitrage Consultant reasonable compensation for all services rendered by it.

     Section 4.4. Borrower's Obligations Unconditional. The obligations of the Borrower to perform and observe the other agreements on its part contained herein shall be absolute and unconditional and payment of the Basic Payments and the Additional Charges and all other payments required of the Borrower under this Agreement shall be paid without notice or demand and without setoff, counterclaim, or defense for any reason and without abatement or deduction or defense (except for a defense based on prepayment pursuant to Section 8.1). The Borrower will not suspend or discontinue any such payments, and will perform and observe all of its other agreements in this Agreement, and, except as expressly permitted in Section 8.4, will not terminate this Agreement for any cause, including but not limited to any acts or circumstances that may constitute failure of consideration, destruction or damage to the Project or the Borrower's business, the taking of the Project or the Borrower's business by Condemnation or otherwise, the lawful prohibition of the Borrower's use of the Project or the Borrower's business, the interference with such use by any private person or corporation, the invalidity or unenforceability or lack of due authorization or other infirmity of this Agreement, the lack of right, power or authority of the Issuer to enter into this Agreement, eviction by paramount title, commercial frustration of purpose, bankruptcy or insolvency of the Issuer or the Trustee, change in the tax or other laws or administrative rulings or actions of the United States of America or of the State or any political subdivision thereof, or failure of the Issuer to perform and observe any agreement, whether express or implied, or any duty, liability or obligation arising out of or connected with this Agreement, or for any other cause whether similar or dissimilar to the foregoing, any present or future law to the contrary notwithstanding, it being the intention of the parties hereto that the payment of Basic Payments and other amounts payable by the Borrower under this Agreement and the Note shall be paid in full when due without any delay or diminution whatever.

     Section 4.5. Borrower's Remedies. Nothing contained in this Article shall be construed to release the Issuer from the performance of any of its agreements herein, and if the Issuer should fail to perform any such agreements, the Borrower may (subject to the limitations of Section 10.8) institute such action against the Issuer as the Borrower may deem necessary to compel such performance so long as such action shall not violate the Borrower's agreements in Section 4.4 or diminish or delay the amounts required to be paid by the Borrower pursuant to Sections 4.2 and 4.3. The Borrower, however, acknowledges and agrees that any pecuniary obligation of the Issuer created by or arising out of this Agreement shall be payable solely out of the proceeds derived from this Agreement, the sale of the Bonds, any insurance and Condemnation awards, or amounts received upon the sale or other disposition of the Project upon a default by the Borrower or otherwise.

     Section 4.6. Assignment of Issuer's Rights. As security for the payment of the Bonds, the Issuer will pledge the amounts payable hereunder and assign, without recourse or liability, to the Trustee, the Issuer's rights under this Agreement, including the right to receive payments hereunder (but excluding the Unassigned Issuer's Rights, and hereby directs the Borrower to make said payments directly to the Trustee, or otherwise upon the order of the Trustee. The Borrower herewith assents to such assignment and will make payments under this Agreement directly to the Trustee, or otherwise upon the order of the Trustee without defense or setoff by reason of any dispute between the Borrower and the Issuer, the Bondholders or the Trustee.

                                  ARTICLE V

                              PROJECT COVENANTS

     Section 5.1.  Project, Title, Operation and Maintenance.

     (1)	The Issuer shall not be under any obligation to operate, maintain or repair the Premises.  The Borrower agrees that until this Agreement is terminated pursuant to Section 8.4, it will, at its own expense, (a) keep the
Project in safe repair and in such operating condition as is needed for its operations; (b) make all necessary repairs and replacements to the Premises
(whether ordinary or extraordinary, structural or nonstructural); (c) operate the Project in a sound and economic manner in accordance with usual business practice; and (d) operate the Project in compliance with all applicable environmental laws, zoning laws, the Americans with Disabilities Act of 1990 and laws regulating construction, occupancy or maintenance of property of a character included in the Project.

     (2)	The Borrower shall pay all expenses of the operation and maintenance of the Project including, but without limitation, adequate insurance thereon and insurance against all liability for injury to persons or property arising from the operation thereof, and all taxes and special assessments levied upon or with respect to the Project and payable during the Term of this Agreement, all in conformance with and subject to any good faith contest provisions provided in the Mortgage.

     (3)	In the event the Borrower shall fail to maintain, or cause to be maintained, the full insurance coverage required by this Agreement or shall fail to keep the Project in as reasonably safe condition as its operating conditions will permit, or shall fail to keep the Project in good repair and good operating condition and make all necessary repairs and replacements to the Project, the Issuer or the Trustee may (but shall be under no obligation to) contract for the required policies of insurance and pay the premiums on the same or make any required repairs, renewals and replacements; and the Borrower agrees to reimburse the Issuer or the Trustee to the extent of the amounts so advanced, and in addition shall pay interest on any such amount at the Default Rate from the date such amount was due until the date such amount was paid or reimbursed by the Borrower.

     (4)	The Borrower shall obtain or cause to be obtained all necessary permits and approvals for the operation and maintenance of the Project and shall comply with all lawful requirements of any governmental body regarding the use or condition of the Project, whether existing or later enacted or whether involving any change in governmental policy or requiring structural or other changes to part or all of the Project and irrespective of the cost of making the same.

     (5)	Notwithstanding the provisions of this Section 5.1, the Borrower may in good faith contest the validity or the applicability of any law, ordinance, rule or regulation provided that during the period of such contest and any appeal therefrom, (i) such failure to comply with such requirement or requirements will not adversely affect the lien of the Mortgage or the
Assignment or materially endanger such liens or the Project or any part thereof, (ii) will not subject the Project or any part thereof to loss or forfeiture and (iii) the Borrower will post with the Trustee, for the benefit of the Bondholders, cash or a bond in an amount equal to 125% of the disputed amount.

     (6)	The Borrower agrees not to permit or suffer others to commit a nuisance in or about the Premises or themselves commit a nuisance in connection with their use or occupancy of the Premises.

     Section 5.2. Sale, Transfer or Disposition of Borrower's Interest in Project. Except as otherwise provided in Section 2.3 of the Mortgage and, with respect to the Covey Project, Section 10 of the Regulatory Agreement, the Borrower will not sell, transfer or otherwise dispose of its interest in the Project under this Agreement, or any portion thereof, except to a purchaser which qualifies as a Single Purpose Entity (as such term is defined in Section 2.6). Upon the satisfaction of the conditions set forth therein, the assignor shall be relieved of all further liability occurring on and after the effective date of the sale, transfer or disposition.

     Section 5.3. Advances. The Borrower acknowledges and agrees that under this Agreement and certain of the other Related Documents, the Bondholders may, but shall be under no obligation to, take certain action and make certain advances relating to the Project from certain funds held under the Indenture or otherwise, or to certain other matters as expressly provided therein, and the Borrower shall be obligated to repay all such advances on demand with interest from the date such payment was originally due until paid, at the Default Rate.

     Section 5.4.  Alterations to the Project and Removal of Equipment.

     (1)	The Borrower shall not, except as provided in the Mortgage, remodel or make any additions, modifications, alterations, improvements or changes
(collectively referred to as "alterations") in or to the Project or remove any equipment therefrom other than in the ordinary course of business in the operation of the Project.  Notwithstanding the provisions of the Covey Project
Mortgage, no such alteration or removal will be made if to do so would impair the character of the Covey Project as a "project" within the meaning of the
Act, or impair the exclusion of interest on the Bonds from gross income for federal income tax purposes.

     (2)	The Borrower shall be entitled to use funds held by the Trustee in the Repair and Replacement Subaccount under the Indenture to pay for capital improvements, replacements and maintenance, including, but not limited to, appliances, air conditioners, furnaces, hot water heaters, roofs, carpeting, floor vinyl, decks, pool equipment replacement, concrete replacement, tie walls, gutters, downspouts, window replacement, blinds and similar items, and for the costs of alterations or replacements.

     Section 5.5. Insurance. The Borrower shall procure and maintain, or cause to be procured or maintained, continuously in effect during the term of this Agreement, policies of insurance, including specifically contractual liability insurance (with respect to the indemnifications made by the Borrower in the Indenture and in the Related Documents), with respect to the Project insuring against such risks and in such amounts as are required by the Mortgage.

     Section 5.6.	Taxes, Assessments and Other Governmental Charges.  The
Borrower shall promptly pay and discharge, prior to the same becoming delinquent, all taxes and assessments, general and special, and other governmental charges of any kind whatsoever that may be lawfully taxed, charged, levied, assessed or imposed upon or against or be payable for or in respect of the Project, or any part thereof or interest therein or any buildings, improvements, machinery and equipment at any time installed thereon by the Borrower, or the income therefrom or Basic Payments and other amounts payable under this Agreement, including any new taxes and assessments not of the kind enumerated above to the extent that the same are lawfully made, levied or assessed in lieu of or in addition to taxes or assessments now customarily levied against real or personal property, and further including all utility charges, assessments and other general governmental charges and impositions whatsoever, foreseen or unforeseen, which if not paid when due would impair the security of the Bonds or encumber the Borrower's title to the Project; provided that with respect to any special assessments or other governmental charges that are lawfully levied and assessed which may be paid in installments, the Borrower shall be obligated to pay only such installments thereof as become due and payable during the Loan Term.

     Section 5.7.	Utilities.  All utilities and utility services used by the
Borrower in, on or about the Project shall be paid for by the Borrower and shall be contracted for by the Borrower in the Borrower's own name, and the Borrower shall, at its sole cost and expense, procure any and all permits, licenses or authorizations necessary in connection therewith.

                                  ARTICLE VI

                    DAMAGE, DESTRUCTION AND CONDEMNATION

     Section 6.1. Damage and Destruction. If there are Outstanding Bonds when the Project is damaged or destroyed by fire or other casualty, the Borrower shall restore the Project, prepay the Loan in whole or in part or take such other action, as is required or permitted by the Mortgage and the other Related Documents.

     Section 6.2. Condemnation. If there are Outstanding Bonds when the Project or any part thereof is taken by Condemnation, the Borrower shall restore the Project, prepay the Loan in whole or in part or take such other action, as is required or permitted by the Mortgage and the other Related Documents.

     Section 6.3. Parties To Give Notice. In the case of material damage to or destruction of all or any part of the Project, the Borrower shall give prompt notice thereof to the Issuer (in the case of the Covey Project only), the Trustee and the Rating Agency in the manner prescribed by Section 10.2.
In the case of a taking or proposed taking of all or any part of the Project by Condemnation, the party hereto upon which notice of such taking or proposed taking is served shall give prompt notice thereof to the Issuer (in the case of the Covey Project only), the Trustee and the Rating Agency in the manner prescribed by Section 10.2. Any such notice shall describe generally the nature and extent of such damage, destruction, taking or proposed taking.

                                 ARTICLE VII

                             BORROWER'S COVENANTS

     Section 7.1. Covenant for the Benefit of the Bondholders. The Borrower recognizes the authority of the Issuer to assign its interest in and pledge moneys receivable under this Agreement (other than the Unassigned Issuer's Rights) to the Trustee as security for the payment of the principal of and interest and redemption premiums, if any, on the Bonds, and the payment of all Additional Charges. The Borrower hereby agrees to be bound by, and joins with the Issuer in the grant of, a security interest to the Trustee in any right and interest the Borrower may have in sums held in the Funds described in
Article 5 of the Indenture, pursuant to the terms and conditions thereof, to secure payment of the Bonds and payments made under the Related Documents. Each of the terms and provisions of this Agreement is a covenant for the use and benefit of the Bondholders, so long as the Bonds shall remain Outstanding; but upon payment in full of the Bonds in accordance with Article 7 of the Indenture and of all fees, expenses and charges of the Paying Agent and the Trustee, all references in this Agreement to the Bonds and the Bondholders thereof shall be ineffective, and the Bondholders shall thereafter have no rights hereunder, save and except those that shall have theretofore vested or that arise from provisions hereunder which survive termination of this Agreement.

     Section 7.2.  Inspection and Access.

     (1)	The Borrower agrees that the Issuer, the Trustee and their duly authorized agents, shall have the right to examine and inspect during normal business hours, and for that purpose to enter upon, the Premises, and shall also have such right of access thereto at reasonable times and under reasonable conditions and subject to the rights of tenants in possession as may be reasonably necessary to cause the Project to be properly maintained in accordance with Article 5 and in accordance with the applicable provisions of the other Related Documents.

     (2)	The Borrower hereby covenants to execute, acknowledge and deliver all such further documents, and do all such other acts and things as may be necessary in order to grant to the Issuer and the Trustee the rights of access and entry described herein and agrees that such rights of access and entry shall not be terminated, curtailed or otherwise limited by any assignment, lease or other transfer of the Premises by the Borrower to any other person and subject to the rights of tenants in possession at reasonable times and under reasonable conditions.

     Section 7.3. Annual Statement, Annual Budget, Certificate of Compliance and Other Reports and Continuing Disclosure.

     (1)	The Borrower covenants and agrees with the Issuer, as long as any amount owed by the Borrower under this Agreement remains unpaid, at the Borrower's sole cost and expense, to furnish the Rating Agency, the Trustee and any beneficial owner of the lesser of $1,000,000 principal amount of the Bonds or 25% of the principal amount of the Bonds then Outstanding (which has filed a written request with the Borrower) with annual audited operating statements, which shall be prepared by, or with respect to, the Borrower.

     (2)	At the time the Borrower causes to be furnished any annual financial statements required by subparagraph (1) above, the Borrower shall also furnish to the Rating Agency and the Trustee a certificate, executed by a Borrower
Representative, declaring that during the same fiscal year covered by such statements and continuing to the date of execution of the certificate, the
Borrower has fully complied with the terms and conditions of this Agreement and the other Related Documents.

     (3)	The Borrower shall deliver or cause the Manager to deliver to the
Trustee, not later than the thirtieth day preceding each Fiscal Year, the Annual Budget for such Fiscal Year (for the Fiscal Year commencing January 1, 1998, not later than January 7, 1998), which shall include all proposed
Current Expenses with respect to the Project, together with rents and other income projected to be produced by the Project. The Annual Budget may be amended from time to time by the Borrower, with the written consent of the Manager, or the Manager, with the written consent of the Borrower, as applicable. A copy of any amended Annual Budget shall be promptly provided to the Trustee.

     (4)	The Borrower will, at the request of the Underwriter, but at the
Borrower's sole expense, furnish to the Underwriter at such times and in such form as the Underwriter may reasonably require (a) a copy of such other reports containing such information as is necessary to comply with any lawful reporting or continuing registration requirements imposed by any agency of the State under the Act, any other applicable State law or blue sky laws as the same now exist or may hereafter be amended or by any agency of any other state in which the Bonds have been sold, or (b) such information as is necessary to comply with federal securities law; provided in either case that the Borrower shall not be required to file a general consent to the service of process in any jurisdiction.

     (5)	The Borrower hereby covenants and agrees that it will comply with and carry out all of the provisions of the Continuing Disclosure Agreement.
Notwithstanding any other provision of this Agreement, failure of the Borrower to comply with the Continuing Disclosure Agreement shall not be considered an
Event of Default; however, any Bondholder or Beneficial Owner may take such actions as may be necessary and appropriate, including seeking specific performance by court order, to cause the Borrower to comply with its obligations under this Section 7.3.  For purposes of this Section, "Beneficial
Owner" means any person which (a) has the power, directly or indirectly, to vote or consent with respect to, or to dispose of ownership of, any Bonds
(including persons holding Bonds through nominees, depositories or other intermediaries), or (b) is treated as the owner of any Bonds for federal income tax purposes.

     Section 7.4.  Indemnity by Borrower.

     (1)	The Borrower will pay, defend, and will protect, indemnify, and save the Trustee, its officers, agents and employees, the Issuer, its officers and employees and any person who controls the Issuer within the meaning of the
Securities Act of 1933 (the "Indemnified Parties") from and against all liabilities, losses, damages, costs, expenses (including attorneys' fees), causes of action (whether in contract, tort, or otherwise), suits, claims, demands and judgments of every kind, character and nature whatsoever
(collectively referred to herein as the "Liabilities") directly or indirectly arising from or relating to the Bonds, this Agreement, the Loan, the Project, the Mortgage, the Assignment, the Indenture or any document related to the issuance and sale of the Bonds, including, but not limited to, the following:

          (a)	any injury to or death of any person or damage to property in or upon the Project or growing out of or connected with the use, non-use, condition or occupancy of the Project or any part thereof;

          (b)	violation of any agreement or condition of this Agreement or any other Related Document;

          (c)	violation by the Borrower of any contract, agreement, or
     restriction relating to the Project;

          (d)	violation of any law, ordinance, or regulation affecting the
     Project, or any part thereof or the ownership, occupancy, or use thereof;

          (e)	the issuance and sale of the Bonds or any of them; and

          (f)	any statement, information, or certificate furnished by the

     Borrower to the Issuer which is misleading, untrue, or incorrect in any respect.

     (2)	The Borrower also agrees to indemnify and hold harmless each of the
Indemnified Parties from and against the Liabilities directly or indirectly arising from or relating to (i) any errors or omissions of any nature whatsoever contained in any legal proceedings or other official representation or inducement made by the Issuer pertaining to the Bonds, provided, however, nothing in this subsection shall be deemed to provide the Issuer with indemnification for the Issuer's omissions or misstatements contained in any disclosure document relating to the Bonds with respect to the Issuer or any unrelated litigation in connection with the Issuer and (ii) any fraud or misrepresentations or omissions occurring during any proceedings of the Issuer relating to the issuance of the Bonds or pertaining to the financial condition of the Borrower which, if known to the Underwriter and the Bondholders purchasing the Bonds, might be considered a factor in its decision to purchase the Bonds.

     (3)	Nothing in Sections 7.4(1) and 7.4(2) shall be deemed to provide indemnification to an Indemnified Party with respect to Liabilities arising from the fraud, gross negligence (with respect to the Issuer), negligence
(with respect to the Trustee), or willful misconduct of such Indemnified Party.

     (4)	Promptly after receipt by an Indemnified Party of notice of the commencement of any action or proceeding with respect to which indemnification is being sought hereunder, such Indemnified Party will notify the Borrower of the commencement of such proceeding. Such notification shall be a necessary condition precedent to indemnification hereunder, but failure to so notify the Borrower will not relieve it from any liability to an Indemnified Party which the Borrower may have otherwise. If the Borrower so elects, it may assume the defense of such action or proceeding, including the employment of counsel reasonably satisfactory to the Indemnified Party and will pay the fees and disbursements of such counsel. No Indemnified Party shall settle any complaint, claim, action, suit or other proceeding for which indemnification is being sought hereunder, without the prior consent of the Borrower.
However, notwithstanding the foregoing, (i) if counsel for such Indemnified Person and counsel for the Borrower agree that (A) having common counsel to represent both the Borrower and the Indemnified Party would present a conflict of interest or (B) defenses are available to such Indemnified Party which are not available to the Borrower or (i) if the Borrower fails to assume the defense of the action or proceeding in a timely manner, then such Indemnified Person may employ separate counsel to represent or defend it in any such action or proceeding and the Borrower will pay the reasonable fees and disbursements of such counsel. However, in no event shall the Borrower be liable for more than one counsel (in addition to any local counsel) separate from its own counsel for the Indemnified Parties in connection with any one action or separate but similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances. In any action or proceeding the defense of which the Borrower assumes, the Indemnified Party will have the right to participate in such litigation and to retain its own counsel at such Indemnified Party's own expense.

     (5)	The Indemnified Parties, other than the Issuer, shall be considered to be third party beneficiaries of this agreement for purposes of Section
7.4(1)-(4).

     Section 7.5.  Status of Borrower.

     (1)	Throughout the term of this Agreement, the Borrower will maintain its existence as a limited partnership organized under the laws of the State of
Georgia, in good standing in the State of Georgia and qualified to transact business in the State and the State of Georgia and will not wind up or otherwise dispose of all or substantially all of its assets except as provided in the Mortgage and Section 5.2 of this Agreement.

     (2)	Notwithstanding the provisions of the Covey Project Mortgage, the
Borrower shall not effect a merger, consolidation or transfer if the result thereof would cause the interest on the Bonds (in the hands of any person who is not a "substantial user" of the Covey Project or a "related person") to become includable in gross income for federal income tax purposes.

     (3)	Upon any change in the status of the Borrower, by way of
substitution, sale or otherwise of the Borrower, the Issuer shall be promptly informed and, if requested, the Borrower as newly constituted shall deliver to the Issuer and the Trustee an instrument in form satisfactory to each of them affirming the liability of the Borrower hereunder, subject in all events to the terms and conditions of Section 9.11.

     Section 7.6. Filing of Financing Statements. The Borrower agrees that it will, at its sole expense, file or cause to be filed, any financing statements or continuation statements required or requested by the Issuer to perfect and preserve the security interest of the Issuer and the Trustee in this Agreement and the payments to be made hereunder, as granted in the Indenture. The Borrower further agrees that it will, at its sole expense, furnish to the Issuer and the Trustee the opinions and take such actions as are required by Section 4.4 of the Indenture in the form and at such times as required by Section 4.4 of the Indenture.

     Section 7.7. Proceedings Relating to a Determination of Taxability. If any action or proceeding is commenced which questions the exclusion of interest on the Bonds from gross income under Section 103(a) of the Code or which might result in a Determination of Taxability, the Borrower, the Issuer, the Trustee or the Bondholders may contest such action or possible Determination of Taxability. All costs of such contest shall be borne by the Borrower. No such action or proceeding shall be settled without the consent of the Trustee and the Holders of all Outstanding Bonds.

                                ARTICLE VIII

                BORROWER'S OPTIONS; TERMINATION OF AGREEMENT

     Section 8.1. Optional Prepayment. Except during the continuance of an Event of Default, the Borrower may at any time transmit funds directly to the Trustee for deposit in the Bond Fund, in addition to amounts, if any, otherwise required at that time pursuant to this Agreement, and direct that said money, once it has become Protected Funds, be utilized by the Trustee, in accordance with the Indenture, to:

          (1)	redeem the Bonds which are then or will be redeemable in
     accordance with the terms of the Indenture on a date specified by the Borrower, provided that redemption shall not be completed until and unless the moneys deposited in the Bond Fund have become Protected Funds; or

          (2)	provide for the discharge of the Bonds prior to their maturity or redemption date as provided in Section 7.1 of the Indenture on a Discharge Date.

     Section 8.2. Mandatory Prepayment. The Borrower shall prepay the Loan in whole (i) on the date which is 180 days after the cancellation of a mandatory tender of the Bonds on the Rate Adjustment Date in accordance with
Section 3A.1(3) of the Indenture, or (ii) 90 days after a Determination of Taxability.

     Section 8.3. Direction of Investments. Except during the continuance of an Event of Default, the Borrower shall have the right during the Lease Term to direct the Trustee to invest or reinvest all money held for the credit of Funds established by Article 5 of the Indenture in accordance with Article 6 of the Indenture.

     Section 8.4.  Termination of Agreement.

     (1)	Except during the continuance of an Event of Default, the Borrower shall have the option to terminate this Agreement if (i) the Bonds have been paid in full or if provision is otherwise made for payment of the Bonds in such manner that the Indenture will be discharged under Article 7 thereof on or before the date of termination, (ii) such prepayment and termination is allowed by the Mortgage, (iii) the Borrower provides the Trustee and the Issuer with an opinion of Bond Counsel to the effect that all such conditions have been satisfied and (iv) written notice has been provided to the Rating Agency, provided that this Agreement may not be terminated unless and until
(a) all of the Borrower's obligations under the Related Documents have been satisfied and (b) all of the Borrower's obligations with respect to the Issuer's fees and any rebate obligation have been satisfied and the Borrower has so certified to the Issuer and the Trustee. All obligations of the Borrower under Sections 4.3 and 7.4 shall survive termination of this Agreement.

     (2)	Notwithstanding the foregoing, the Borrower may not terminate this
Agreement unless and until the Trustee has on deposit an amount equal to the sum of the following:

          (a)	Protected Funds on deposit in any of the Funds established under
     Article 5 of the Indenture and available for that purpose which are sufficient to discharge the Indenture in accordance with Article 7 thereof; plus

          (b)	to the extent not paid under subsection (a) above, an amount equal to the Trustee's fees, expenses and charges under the Indenture and any other amounts due under Section 7.4 hereof, accrued and, to the extent determinable, to accrue until the Bonds are fully paid and redeemed and all other advances, fees, costs and expenses reasonably incurred and to be incurred on or before the termination date by the Trustee under the Indenture and by the Issuer and the Trustee under this Agreement and/or the other Related Documents; provided that in any event, in order to effect prepayment or discharge of the Outstanding Bonds the Borrower shall, prior to the termination date, satisfy the requirements of Section 8.1, including the requirement that all funds used to redeem the Bonds be Protected Funds.

     (3)	On the termination date, a closing shall be held at any office mutually agreed upon among the Issuer, the Borrower and the Trustee (which closing may be conducted by first-class mail or recognized overnight delivery service). At the closing the Issuer and the Trustee shall, upon acknowledgment of receipt of the sum set forth in subsection (2) above, execute and deliver to the Borrower such release and other instruments as the Borrower reasonably determines is necessary to terminate this Agreement. All further obligations of the Borrower under this Agreement (except as specifically provided in Sections 4.3 and 7.4) shall thereupon terminate, provided, however, that the Borrower shall also remain obligated to pay or reimburse the Issuer, and the Trustee for the payment of all other fees, costs and expenses unaccounted for in the sum paid in accordance with subsection (2) above and reasonably incurred before or subsequent to such closing in connection with the Bonds and to pay arbitrage rebate.


                                  ARTICLE IX

                       EVENTS OF DEFAULT AND REMEDIES

     Section 9.1. Events of Default. Any one or more of the following events is an Event of Default under this Agreement, and the term "Event of Default," wherever used herein, means any one of the following events, whatever the reason for such default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body:

          (a)	if the Borrower shall fail to pay on the due date thereof (i)
     any Basic Payment due under Section 4.2 on the date such payment is due;
     (ii) any Additional Charge when due and such failure shall continue for 5 days after receipt by the Borrower of a notice to the Borrower by the Issuer or the Trustee stating that such Additional Charges were not received on the due date; or (iii) the full amount of the Loan on the date specified in Section 8.2;

          (b)	if the Borrower shall fail in any respect to observe and perform or shall breach in any respect any other covenant, condition or agreement on its part under this Agreement and shall fail to remedy such default or breach within thirty days after mailing of a notice to it by the Issuer or the Trustee, specifying such default or breach and requesting that it be remedied, or such longer period of time (up to an additional 30 days) as may be necessary to remedy such default or breach provided that (i) the Borrower has commenced action during the 30 days necessary to remedy such default or breach; and (ii) the Borrower is proceeding with reasonable diligence to remedy the default or breach;

          (c)	if an Act of Bankruptcy shall occur with respect to the Borrower or its general partner;

          (d)	if the Borrower or its general partner shall be dissolved,
     liquidated or cease doing business (other than when a new entity assumes the obligations of the Borrower under the conditions permitting such action contained in Section 5.2 and Section 2.3 of the Mortgage);

          (e)	if a default should occur under the Indenture, the Regulatory
     Agreement or any Related Document and any applicable period for remedying such default has expired;

          (f)	abandonment by the Borrower of the Project prior to payment in full of the Bonds when due or pursuant to the provisions of Article 7 of the Indenture, provided that actions taken by the Borrower in accordance with the provisions of this Agreement shall not be a default under this paragraph (f); or

          (g)	if any representation or warranty made by the Borrower in this
     Agreement, or in any document or certificate furnished to the Issuer, the Trustee, the Bondholders or the Underwriter, in connection herewith or therewith or pursuant hereto or thereto shall prove at any time to be, in any material respect, incorrect or misleading as of the date made.

     Section 9.2.  Remedies.

     (1)	Whenever any Event of Default shall have occurred and be continuing, the Trustee may declare all Basic Payments payable for the remainder of the
Term of this Agreement (in an amount equal to that necessary to pay in full the Bonds and the interest thereon, assuming acceleration of the Bonds under the Indenture and to pay all other indebtedness due under the Related
Documents and under this Agreement and the Related Documents) to be immediately due and payable, whereupon the same shall become immediately due and payable by the Borrower.

     (2)	Subject in all events to the provisions of Section 9.11, whenever any
Event of Default shall have occurred and be continuing, any one or more of the following remedial steps may also be taken to the extent permitted by law:

          (a)	the Trustee, as assignee of the Issuer, subject to paragraph (b)
     below, may take whatever action at law or in equity may appear necessary or appropriate to collect all sums then due and thereafter to become due, or to enforce performance and observance of any obligation, agreement, covenant, representation or warranty of the Borrower, under this Agreement or any Related Document; or to otherwise compensate the Issuer or the Trustee for any damages on account of such Event of Default;

          (b)	the Trustee, as assignee of the Issuer, will proceed to exercise its remedies under the Mortgage if the Loan has not been paid in full on the date specified in Section 8.2; and

          (c)	the Issuer (without the prior written consent of the Trustee if the Trustee is not enforcing the Issuer's rights in a manner to protect the Issuer or is otherwise taking action that brings adverse consequences to the Issuer), may take whatever action at law or in equity may appear necessary or appropriate to enforce its rights of indemnification under
     Section 7.4 and to collect all sums then due and thereafter to become due to the Issuer under Sections 4.3(2), 7.4 and 9.5 of this Agreement; provided that the Issuer will not take any action which would prejudice the rights of the Trustee or the Bondholders.

     Section 9.3. Disposition of Funds. Any amounts collected pursuant to action taken under Section 9.2 (other than sums collected for the Issuer on account of its rights to indemnification and certain direct payments to be made to the Issuer under Sections 4.3(2), 7.4 and 9.5 which sums shall be paid directly to the Issuer) shall be applied in accordance with the provisions of the Indenture.

     Section 9.4. Nonexclusive Remedies. No remedy herein conferred upon or reserved to the Issuer or the Trustee is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Agreement or now or hereafter existing at law or in equity or by statute. No delay or omission to exercise any right or power accruing upon any Event of Default shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. In order to entitle the Issuer or the Trustee to exercise any remedy reserved to it in this Article, it shall not be necessary to give any notice, other than such notice as may be herein expressly required or as may be required by law.

     Section 9.5. Attorneys' Fees and Expenses. If an Event of Default shall exist under this Agreement and the Issuer or the Trustee employ attorneys or incur other expenses for the collection of any amounts due hereunder, or for the enforcement of performance of any obligation or agreement on the part of the Borrower, the Borrower shall upon demand pay to the Issuer or the Trustee, as the case may be, the reasonable fees of such attorneys and such other expenses so incurred.

     Section 9.6. Effect of Waiver. In the event any agreement contained in this Agreement is breached by either party and thereafter such breach is waived by the other party, such waiver shall be limited to the particular breach so waived and shall not be deemed to waive any other breach hereunder.

     Section 9.7. Issuer and Trustee May File Proofs of Claim. In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Borrower or the property of the Borrower, the Trustee or the Issuer (with the prior consent of the Trustee), shall be entitled and empowered, by intervention in such proceeding or otherwise:

          (1)	to file and prove a claim and to file such other papers or
     documents as may be necessary or advisable in order to have the claims of the Issuer and the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Issuer and Trustee, their agents and counsel) allowed in such judicial proceeding; and

          (2)	to collect and receive any moneys or other property payable or deliverable on any such claims, and to distribute the same.

     Section 9.8. Restoration of Positions. If the Issuer or the Trustee has instituted any proceeding to enforce any right or remedy under this Agreement, and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Issuer or the Trustee, then and in every such case the Borrower, the Trustee and the Issuer shall, subject to any determination in the proceeding, be restored to the positions they held prior to commencement of such proceedings, and thereafter all rights and remedies of the Issuer and the Trustee shall continue as though no such proceeding had been instituted.

     Section 9.9. Suits To Protect the Project. If the Borrower shall fail to do so after 30 days prior written notice from the Trustee, the Trustee shall have power to institute and to maintain such proceedings as either of them may deem expedient to prevent any impairment of the Project or any portion thereof, by any acts which may be unlawful or in violation of this Agreement, and such suits and proceedings as the Trustee may deem expedient to protect its interests in the Project or any portion thereof, including power to institute and maintain proceedings to restrain the enforcement of or compliance with any governmental enactment, rule or order that may be unconstitutional or otherwise invalid, if the enforcement of, or compliance with, such enactment, rule or order would impair or adversely affect the Project or be prejudicial to the interests of the Trustee.

     Section 9.10. Performance by Third Parties. The Trustee may permit third parties to perform any and all acts or take such action as may be necessary for and on behalf of the Borrower to cure any Event of Default hereunder. The acceptance by the Trustee of any such performance by third parties shall not in any way diminish or absolve the Borrower of primary liability hereunder.

     Section 9.11. Nonrecourse Obligation. Except as otherwise provided in the Mortgage or as otherwise set forth below, the liability of the Borrower under this Agreement shall be limited to the Project and any other collateral securing this Agreement, the Indenture or the Bonds. Notwithstanding the foregoing, (i) the Borrower shall be liable under this Agreement for payments or expenditures due or to be made under this Agreement to the extent of any funds or property of the Project coming into the hands of the Borrower or any affiliate of the Borrower which the Borrower has distributed at a time when amounts were due and payable by the Borrower hereunder which were not paid or at a time when the Borrower was in default hereunder, which default was not subsequently cured and (ii) the Borrower shall not be exonerated or exculpated and shall be liable for any loss or deficiency suffered or sustained by the Issuer or the Trustee as a result of:

          (a)	any fraud or false representations by the Borrower with regard to any matter relating to the financing evidenced and secured by the Bonds, the Indenture and the Related Documents;

          (b)	misapplication of insurance or condemnation proceeds;

          (c)	collection of rents for more than one month in advance and/or failure to apply rents while an Event of Default exists under this Agreement to the payment of current maintenance, repairs, taxes or other bona fide operating expenses to independent third parties for goods purchased or services rendered at arms length prices and terms all of which are recognized as such under generally accepted accounting principles and thereafter to Basic Payments due under Section 4.2 and Additional Charges;

          (d)	failure to deliver security deposits of tenants, together with all interest which is required by law to be paid to such tenants, to the Issuer or the Trustee following an Event of Default and demand therefor by the Issuer or the Trustee;

          (e)	permitting or suffering to occur any intentional or negligent waste of all or any portion of the Project;

          (f)	failure to comply with any law, governmental standard or
     regulation applicable to the Borrower or the Project with respect to Environmental Laws or Hazardous Materials (as such terms are defined in the Mortgage) or a misrepresentation of the Borrower with respect to the same;

          (g)	any willful misconduct or gross negligence of the Borrower or any intentional tort created or suffered by the Borrower and resulting in loss or damage to the Project;

          (h)	failure to make timely payments of required taxes for the
     current and any prior years affecting the Project; provided that so long as the Borrower has made all required deposits for the payment of such taxes with the Trustee pursuant to the terms of this Agreement and the Mortgage, the Borrower shall not be liable hereunder;

          (i)	failure by the Borrower to pay Additional Charges under
     paragraphs (1), (3) and (4) of Section 4.3 of this Agreement or to indemnify the Issuer and the Trustee in accordance with Section 7.4 of this Agreement;

          (j)	liability of the Borrower under Section 8.14 of the Covey
     Project Mortgage and Section 8.15 of the Park Trace Project Mortgage; or

          (k)	willful failure to observe the covenants set forth in Sections
     2.2, 2.3, 2.4, 2.5 and 2.6 of this Agreement.

     Section 9.12. Trustee's Exercise of the Issuer's Remedies. Whenever any Event of Default has occurred and is continuing, the Trustee may, but except as otherwise provided in the Indenture shall not be obligated to, exercise any or all of the rights of the Issuer under this Article, upon notice as required of the Issuer. In addition, the Trustee shall have available to it all of the remedies prescribed by the Indenture.


                                  ARTICLE X

                             GENERAL PROVISIONS

     Section 10.1. Amounts Remaining in Funds. Except during the continuance of an Event of Default, any amounts remaining in the Funds created under
Article 5 of the Indenture upon expiration or earlier termination of this Agreement, as provided herein shall be distributed as provided in Section 5.12 of the Indenture.

     Section 10.2.  Notices.  All notices, certificates or other communications hereunder shall be given to all parties identified below, shall be in writing (except as otherwise expressly provided herein) and shall be sufficiently given and shall be deemed given when delivered by hand delivery, telegram or facsimile or served by depositing the same with the United States
Postal Service, or any official successor thereto, designated as Registered or
Certified Mail, Return Receipt Requested, bearing adequate postage, or delivery by reputable private courier such as Federal Express, Airborne, DHL or similar overnight delivery service, and addressed as hereinafter provided.
Notices, except to the Trustee, shall be deemed given when mailed as provided herein.  Notices to the Trustee shall be deemed given only when received by the Trustee.  All parties identified below may, by written notice given by each to the others, designate any address or addresses to which notices, certificates or other communications to them shall be sent when required as contemplated by this Agreement.  Any notice, certificate, report, financial statement or other communication properly provided by legal counsel on behalf of any party hereunder shall be deemed properly provided by the party represented by such counsel.  Until otherwise provided by the respective parties, all notices, certificates and communications to each of them shall be
addressed as follows:  	To the Issuer:		City of Aurora, Illinois 				44 East
Downer Place 				Aurora, Illinois  60507 				Attention:  City Clerk

     To the Borrower:	Park Trace Apartments Limited Partnership
          c/o America First Companies
          19th Floor
          399 Park Avenue
          New York, New York  10022
          Attention:  Joseph Grego

     With a copy to:		America First Companies
          Suite 400
          1004 Farnam Street
          Omaha, Nebraska  68102
          Attention:  Lynn Muse

     To the Trustee:		UMB Bank, N.A.
          928 Grand Avenue, 13th Floor
          Kansas City, Missouri  64106
          Attention:  Corporate Trust Department

     To the Underwriter:	Stern Brothers & Co.
          8000 Maryland Avenue, Suite 1020
          St. Louis, Missouri  63105-3752
          Attention:  Senior Vice President

     Section 10.3. Binding Effect. This Agreement shall inure to the benefit of and shall be binding upon the Issuer and Borrower and their respective successors and assigns. Insofar as this Agreement provides for rights of the Trustee, this Agreement shall also inure to the benefit of the Trustee.

     Section 10.4.  Severability.

     (1)	If any provision of this Agreement shall be held or deemed to be or shall, in fact, be inoperative or unenforceable as applied in any particular case in any jurisdiction or jurisdictions or in all jurisdictions or in all cases because it conflicts with any provisions of any constitution or statute or rule of public policy, or for any other reason, such circumstances shall not have the effect of rendering the provision in question inoperative or unenforceable in any other case or circumstance, or of rendering any other provisions herein contained invalid, inoperative or unenforceable to any extent whatever.

     (2)	The invalidity of any one or more phrases, sentences, clauses or paragraphs contained in this Agreement shall not affect the remaining portions of this Agreement or any part thereof.

     Section 10.5. Amendments, Changes and Modifications. Except as otherwise provided in this Agreement or in the Indenture, subsequent to the issuance of the Bonds and before the lien of the Indenture is satisfied and discharged in accordance with its terms, this Agreement may not be effectively amended, changed, modified, altered or terminated prior to receipt by the Trustee of the written consent of the holders of all of the Bonds then outstanding (such consent to be obtained as provided in Article 11 of the Indenture) and the Issuer to the extent any proposed amendment, change or modification relates to the Unassigned Issuer Rights.

     Section 10.6. Execution in Counterparts. This Agreement may be simultaneously executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument.

     Section 10.7. Required Approvals. Consents and approvals required by this Agreement to be obtained from the Borrower, the Issuer or the Trustee shall be in writing and shall not be unreasonably withheld or delayed. Consents of Bondholders shall be in writing.

     Section 10.8.  Limitation on Issuer's Liability.

     (1)	No covenant, agreement or obligation contained herein shall be deemed to be a covenant, agreement or obligation of any present or future officer or employee of the Issuer in his individual capacity, and neither the officers nor employees of the Issuer executing the Bonds shall be liable personally on the Bonds or be subject to any personal liability or accountability by reason of the issuance thereof.  No officer or employee of the Issuer shall incur any personal liability with respect to any other action taken by him pursuant to this Agreement or the Act, provided such officer or employee acts in good faith.  No agreements or provisions contained in this Agreement nor any agreement, covenant or undertaking by the Issuer contained in any document executed by the Issuer in connection with the Project or the issuance, sale and delivery of the Bonds shall give rise to any pecuniary liability of the
Issuer or a charge against its general credit or taxing powers, or shall obligate the Issuer financially in any way except with respect to the Project and the application of revenues therefrom pursuant to this Agreement and the proceeds of the Bonds.  No failure of the Issuer to comply with any term, condition, covenant or agreement herein shall subject the Issuer to liability for any claim for damages, costs or other financial or pecuniary charge except to the extent that the same can be paid or recovered from the Project or revenues therefrom or from proceeds of the Bonds; and no execution of any claim, demand, cause of action or judgment shall be levied upon or collected from the general credit or funds of the Issuer. Nothing herein shall preclude a proper party in interest from seeking and obtaining specific performance against the Issuer for any failure to comply with any term, condition, covenant or agreement herein; provided, that no costs, expenses or other monetary relief shall be recoverable from the Issuer except as may be payable from the Project or Project Revenues.

     (2)	No recourse shall be had for the payment of the principal of or premium or interest on the Bonds or for any claim based thereon or upon any obligation, covenant or agreement contained in this Agreement against any past, present or future officer or employee of the Issuer, or of any successor public corporation, as such either directly or through the Issuer or any successor public corporation, under any rule of law or equity, statute or constitution or by the enforcement of any assessment or penalty or otherwise, and all such liability of any such officers or employees as such is hereby expressly waived and released as a condition of, and consideration for, the execution of this Agreement and the issuance of the Bonds.

     (3)	Anything in this Agreement to the contrary notwithstanding, it is expressly understood and agreed by the parties hereto that (i) the Issuer may rely conclusively on the truth and accuracy of any certificate, opinion, notice or other instrument furnished to the Issuer by the Borrower as to the existence of any fact or state of affairs required hereunder to be noticed by the Issuer; (ii) the Issuer shall not be under any obligation hereunder to perform any record keeping or to provide any legal services, and (iii) none of the provisions of this Agreement shall require the Issuer to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties or in the exercise of any of its rights or powers hereunder, unless it shall first have been adequately indemnified to its satisfaction against the cost, expenses, and liability which may be incurred thereby.

     (4)	Neither the officers nor employees of the Issuer nor any person executing the Bonds shall be liable personally on the Bonds by reason of the issuance thereof. The Bonds and the interest thereon shall be special obligations of the Issuer payable solely out of the payments, revenues and receipts derived by the Issuer from the Project pursuant to this Agreement and not from any other fund or source of the Issuer, and are secured by a pledge and assignment of the Trust Estate to the Trustee in favor of the Bondholders, as provided in the Indenture. The Bonds and the interest thereon shall not be deemed to constitute a debt or liability of the Issuer, the State, or any political subdivision thereof, and the issuance thereof shall not, directly or indirectly or contingently, obligate the Issuer, the State, or any political subdivision thereof, to levy any form of taxation or penalty therefor or to make any appropriation for its payment. Nothing in the Bonds or the proceedings of the Issuer authorizing the issuance of the Bonds or in the Indenture or this Agreement shall be construed to authorize the Issuer to create a debt or liability of the Issuer, the State, or any political subdivision thereof within the meaning of any constitutional or statutory.

     Section 10.9. Representations of Borrower. All representations made in this Agreement by the Borrower are based on the Borrower's independent investigation of the facts and law, and accordingly no such representations are made in reliance upon any representations made or legal advice given by the Issuer, its Bond Counsel, the Trustee or any of their agents, officers or employees.







     IN WITNESS WHEREOF, the Issuer and the Borrower have caused this Agreement to be executed by their duly authorized officers.

                                  CITY OF AURORA, ILLINOIS



                                   By  /s/
					                                  Mayor
ATTEST:


/s/ Cheryl M. Vonhoff
     City Clerk



                                  PARK TRACE APARTMENTS LIMITED
                                   PARTNERSHIP,  a Georgia limited partnership

                                  By:	Park Trace Operating Company,
                                    a Georgia corporation, its General Partner


                                  By  /s/ Michael Thesing
                                          Its Vice President

                                  SCHEDULE 1

                             LEGAL DESCRIPTIONS



The Covey Project:

Lots 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20,
21, 22, 23, 24, 25, 26, 27, 28, 29, 30 and 33 of Fox Valley Village, Unit 28,
in the City of Aurora, Kane and DuPage Counties, Illinois.


Park Trace Project:

                                  EXHIBIT A

                           FORM OF PROMISSORY NOTE

AFTER THE ENDORSEMENT AS HEREON PROVIDED AND PLEDGE OF THIS NOTE, THIS NOTE MAY NOT BE ASSIGNED, PLEDGED, ENDORSED OR OTHERWISE TRANSFERRED EXCEPT TO AN ASSIGNEE OF THE CITY OF AURORA, ILLINOIS.

                               PROMISSORY NOTE

$12,410,000.00			                                       Dated December __, 1997

     FOR VALUE RECEIVED, PARK TRACE APARTMENTS LIMITED PARTNERSHIP, a Georgia limited partnership (the "Borrower"), by this promissory note (this "Note") hereby promises to pay to the order of the CITY OF AURORA, ILLINOIS (the "Issuer") the principal sum of Twelve Million Four Hundred Ten Thousand Dollars ($12,410,000) and to pay interest on the unpaid principal amount of the Bonds (as defined in the Agreement hereinafter mentioned), from the date hereof at the interest rate from time to time as provided in the hereinafter referred to Indenture. Terms not otherwise defined in this Note have the respective meanings set forth in the Indenture.

     The principal and interest on this Note shall be payable on the dates and in the amounts as provided in Section 4.2 of the Loan Agreement dated as of December 1, 1997 (the "Agreement"), between the Borrower and the Issuer, with the final payment of all outstanding principal and interest on this Note to be paid on November 1, 2027. Both principal and interest under this Note shall be made in funds that are immediately available on the due date of such payments and in lawful money of the United States of America at the principal office of UMB Bank, N.A., Kansas City, Missouri (the "Trustee") in accordance with the Agreement and the Indenture of Trust dated as of December 1, 1997 (the "Indenture") between the Issuer and the Trustee. The Borrower may make optional prepayments upon this Note as provided in the Agreement, with such prepayments being first applied to interest and next to principal. The Borrower will prepay this Note in whole on the date which is 180 days after the cancellation of a mandatory tender of the Bonds on the Rate Adjustment Date in accordance with the Indenture as provided in Section 8.2 of the Agreement.

     This Note is made pursuant to the Agreement wherein, among other things, the Issuer has agreed to loan to the Borrower and the Borrower has agreed to take a loan in the principal amount above, being the proceeds from the sale of the Issuer's Multifamily Housing Revenue Refunding Bonds (The Covey at Fox Valley Apartments Project) Series 1997 (the "Bonds"), the proceeds to be disbursed in accordance with the provisions of Section 3.3(1) of the Agreement. The Bonds are being issued by the Issuer pursuant to the Indenture.

     The obligations of the Borrower to perform and observe the agreements on its part contained herein and in the Agreement shall be absolute and unconditional and payment of the Basic Payments and the Additional Charges and all other payments required of the Borrower under this Note and the Agreement shall be paid without notice or demand and without setoff, counterclaim, or defense for any reason and without abatement or deduction or defense (except for a defense based on prepayment pursuant to Section 8.1 of the Agreement). The Borrower will not suspend or discontinue any such payments for any cause, including but not limited to any acts or circumstances that may constitute failure of consideration, destruction or damage to the Project or the Borrower's business, the taking of the Project or the Borrower's business by Condemnation or otherwise, the lawful prohibition of the Borrower's use of the Project or the Borrower's business, the interference with such use by any private person or corporation, the invalidity or unenforceability or lack of due authorization or other infirmity of this Note and the Agreement, the lack of right, power or authority of the Issuer to enter into the Agreement, eviction by paramount title, commercial frustration of purpose, bankruptcy or insolvency of the Issuer or the Trustee, change in the tax or other laws or administrative rulings or actions of the United States of America or of the State or any political subdivision thereof, or failure of the Issuer to perform and observe any agreement, whether express or implied, or any duty, liability or obligation arising out of or connected with the Agreement, or for any other cause whether similar or dissimilar to the foregoing, any present or future law to the contrary notwithstanding, it being the intention of the parties hereto that the payment of Basic Payments and other amounts payable by the Borrower under this Note and the Agreement shall be paid in full when due without any delay or diminution whatever.

     If this Note shall be placed in the hands of an attorney or attorneys for collection, the Borrower agrees to pay, in addition to the amount due hereon, the reasonable costs and expenses of collection, including reasonable attorneys' fees. All parties to this Note, whether principal, surety, guarantor or endorser, hereby waive presentment for payment, demand, protest, notice or protest and notice of dishonor.

                                  PARK TRACE APARTMENTS LIMITED
		                                 PARTNERSHIP,  a Georgia limited partnership

                                  By:	Park Trace Operating Company,
                                    a Georgia corporation, its General Partner


                                  By
                                         Its Vice President



                            ENDORSEMENT


     Pay to the order of UMB Bank, N.A., without recourse, as Trustee of the Bonds referred to in the within mentioned Agreement, as security for said Bonds. This endorsement is given without any warranty as to the authority or genuineness of the signatures of the maker of the Note.

                                  CITY OF AURORA, ILLINOIS



                                  By
                                             Mayor

                           	CITY OF AURORA, ILLINOIS

                                     	as

                                   	ISSUER

                                    	and

                               	UMB BANK, N.A.

                                    	as

                                  	TRUSTEE



                             	INDENTURE OF TRUST



	                        Dated as of December 1, 1997


                                	Relating to

                         	City of Aurora, Illinois

                                	$12,410,000
                 	Multifamily Housing Revenue Refunding Bonds
                 	(The Covey at Fox Valley Apartments Project)
                                 	Series 1997

	                              TABLE OF CONTENTS




     (This Table of Contents is included for convenience of reference only, and is not a part of the Indenture of Trust)

                                                                      Page
                                    ARTICLE 1

                  DEFINITIONS, EXHIBITS AND GENERAL PROVISIONS

Section 1.1.  	Definitions	                                            4
Section 1.2.  	Rules of Interpretation	                               17

                                    ARTICLE 2

                                    THE BONDS

Section 2.1.   Authorized Amount and Form of Bonds	                   18
Section 2.2.   Initial Issue	                                         19
Section 2.3.   Execution	                                             20
Section 2.4.   Authentication	                                        21
Section 2.5.   Conditions Precedent to the Delivery of Bonds	         21
Section 2.6.   Additional Bonds	                                      22
Section 2.7.   Mutilated, Lost or Destroyed Bonds	                    23
Section 2.8.   Registration and Exchange of Bonds;
               Book-Entry System of Bonds	                            24
Section 2.9.   Ownership of Bonds	                                    25
Section 2.10.  Preparation of Definitive Bonds; Temporary Bonds	      25
Section 2.11.  Registration, Transfer and Exchange
                 of Registered Bonds	                                 25
Section 2.12.  Nonpresentment of Bonds	                               27
Section 2.13. 	Interest Rights Preserved	                             27
Section 2.14.  Destruction of Bonds	                                  27

                                    ARTICLE 3

                   REDEMPTION OR PURCHASE OF BONDS BEFORE MATURITY

Section 3.1.  	Redemption or Purchase	                                27
Section 3.2.  	Notice of Redemption or Purchase	                      29
Section 3.3.  	Cancellation	                                          30
Section 3.4.  	Method of Redemption or Purchase	                      30

                                    ARTICLE 3A

                          TENDER AND PURCHASE OF BONDS

Section 3A.1.  Mandatory Tender of Bonds and Notices to Bondholders	  27
Section 3A.2.  Irrevocability of Notices; Return
                 of Improperly Completed Documents	                   29
Section 3A.3.  Notice of Principal Amount of Bonds Tendered	          30
Section 3A.4.  Remarketing of Tendered Bonds	                         30
Section 3A.5.  Notice of Principal Amount of Bonds Remarketed	        30
Section 3A.6.  Purchase of Tendered Bonds	                            30
Section 3A.7.  Purchase Fund	                                         30
Section 3A.8.  No Sales After Event of Default	                       30
Section 3A.9.  Remarketing Agent	                                     30
Section 3A.10. Qualifications of Remarketing Agent	                   30

                                    ARTICLE 4

                                GENERAL COVENANTS

Section 4.1.  	Payment of Principal, Premium and Interest	            35
Section 4.2.  	Performance of Covenants	                              35
Section 4.3.  	Instruments of Further Assurance	                      36
Section 4.4.  	Recording and Filing	                                  36
Section 4.5.  	Books and Records	                                     36
Section 4.6.  	Bondholders' Access to Bond Register	                  36
Section 4.7.  	Rights Under Loan Agreement	                           37
Section 4.8.  	Rights Under Mortgage and Assignment	                  37
Section 4.9.  	Continuing Disclosure	                                 37

                                    ARTICLE 5

                               FUNDS AND ACCOUNTS

Section 5.1.  	Trust Funds Pledged and Assigned to the Trustee	       37
Section 5.2.  	Bond Proceeds Fund; Disbursement of Bond Proceeds	     38
Section 5.3.	  Revenue Fund and Bond Fund	                            38
Section 5.4.  	Surplus Fund	                                          39
Section 5.5.  	Purchase of Bonds at Request of Borrower	              40
Section 5.6.  	Deposit of Funds With Paying Agent	                    40
Section 5.7.  	Rebate Fund	                                           41
Section 5.8.  	Mortgage Recovery Fund	                                41
Section 5.9.  	Servicing Fund	                                        44
Section 5.10.  Costs of Issuance Fund	                                45
Section 5.11.  Interest Earned on Funds	                              45
Section 5.12.  Final Balances	                                        45

                                    ARTICLE 6

                                   INVESTMENTS

Section 6.1.  	Investments by Trustee	                                46
Section 6.2.  	Computation of Balances in Funds	                      46
Section 6.3.  	Downgrade of Rating	                                   46

                                    ARTICLE 7

                               DISCHARGE OF LIEN

Section 7.1.  	Payment of Bonds; Satisfaction, Defeasance and
                 Discharge of Bonds and	Obligation to Bondholders	    47
Section 7.2.  	Cancellation of Surrendered Bonds	                     49
Section 7.3.  	Payment of Bonds	                                      49
Section 7.4.  	Application of Deposited Money	                        49
Section 7.5.  	Survival of Certain Provisions	                        49

                                    ARTICLE 8

                          DEFAULT PROVISIONS AND REMEDIES

Section 8.1.  	Events of Default	                                     49
Section 8.2.  	Acceleration	                                          50
Section 8.3.  	Remedies	                                              51
Section 8.4.  	Direction of Proceedings by Bondholders	               51
Section 8.5.  	Waiver of Stay or Extension Laws	                      51
Section 8.6.  	Priority of Payment and Application of Moneys	         52
Section 8.7.  	Remedies Vested in Trustee	                            53
Section 8.8.  	Rights and Remedies of Holders	                        54
Section 8.9. 	 Termination of Proceedings	                            54
Section 8.10. 	Waiver of an Event of Default	                         54
Section 8.11. 	Correction of an Event of Default	                     55

                                    ARTICLE 9

                                   THE TRUSTEE

Section 9.1.  	Acceptance of the Trustee	                             55
Section 9.2.  	Trustee's Fees, Charges and Expenses	                  58
Section 9.3.  	Notice to Holders of Default	                          59
Section 9.4.  	Intervention by Trustee	                               59
Section 9.5.  	Successor Trustee	                                     59
Section 9.6.  	Resignation by Trustee	                                59
Section 9.7.  	Removal of Trustee                  	                  59
Section 9.8.  	Appointment of Successor Trustee	                      60
Section 9.9.  	Acceptance by Successor Trustees	                      60
Section 9.10.  Right of Trustee To Pay Taxes and Other Charges	       60
Section 9.11.  Trustee Protected in Relying Upon Resolutions	         61
Section 9.12.  Successor Trustee as Custodian
                 of Funds and Paying Agent	                           61

Section 9.13.  Co-Trustee	                                            61
Section 9.14. 	Obligations as to Reporting	                           63
Section 9.15. 	Appointment of Bond Registrar and Paying Agent	        63
Section 9.16. 	Successor Paying Agent or Bond Registrar	              63
Section 9.17. 	Confirmation of the Trustee	                           63
Section 9.18. 	Certain Representations of Trustee	                    64
Section 9.19. 	Tender Agent	                                          64

                                   ARTICLE 10

                            SUPPLEMENTAL INDENTURES

Section 10.1.  Supplemental Indentures Not
                 Requiring Consent of Bondholders	                    65
Section 10.2.  Supplemental Indentures Requiring
                 Consent of Bondholders	                              66
Section 10.3.  Notice to Rating Agency	                               67
Section 10.4.  Opinion of Bond Counsel	                               67
Section 10.5.  Rights of Trustee	                                     67

                                   ARTICLE 11

                        AMENDMENTS TO RELATED DOCUMENTS

Section 11.1.  Amendments Not Requiring Bondholder Consent	           67
Section 11.2.  Amendments Requiring Bondholder Consent	               68
Section 11.3.  Opinion of Bond Counsel	                               69
Section 11.4.  Rights of Trustee	                                     69

                                   ARTICLE 12

                            MISCELLANEOUS PROVISIONS

Section 12.1.  Consent of Holders	                                    69
Section 12.2.  Rights Under Indenture	                                69
Section 12.3.  Severability	                                          69
Section 12.4.  Notices	                                               70
Section 12.5.  Required Approvals	                                    71
Section 12.6.  Counterparts	                                          71
Section 12.7.  Limitation of Liability of Issuer and Its
                 Officers, Employees and Agents	                      71
Section 12.8.  Determination of Taxability	                           72
Section 12.9.  Notice to the Rating Agency	                           73

EXHIBIT A-(FORM OF REQUISITION CERTIFICATE) BOND PROCEEDS FUND
EXHIBIT B-(FORM OF REQUISITION CERTIFICATE) MORTGAGE RECOVERY FUND EXHIBIT C-FORM OF BOND
EXHIBIT D-PRELIMINARY NOTICE OF MANDATORY TENDER
EXHIBIT E-NOTICE OF CANCELED MANDATORY TENDER
EXHIBIT F-NOTICE OF ELECTION TO RETAIN BONDS

                             INDENTURE OF TRUST




     THIS INDENTURE OF TRUST dated as of December 1, 1997 (the "Indenture"), by and between the CITY OF AURORA, ILLINOIS, a municipal corporation and home rule unit of local government under the Constitution of the State of Illinois (the "Issuer"), and UMB BANK, N.A., a national association organized and existing under the laws of the United States of America and authorized to accept and execute trusts of the character herein set forth, with its principal corporate trust office in Kansas City, Missouri, as trustee (the "Trustee"):

                                  RECITALS:

     1.	The Issuer is authorized under the provisions of Ordinance No. 4519, adopted March 23, 1976, as from time to time amended, and codified as Division 4 of Article V of Chapter 2 of the City of Aurora Code of Ordinances, and
Section 6(a) of Article VII of the Constitution of the State (collectively, the "Act"), to issue economic development revenue obligations for the purposes of financing economic development projects, which authorization includes projects for use as multifamily residential rental facilities, and to refund its outstanding bonds by the issuance of its refunding bonds.

     2.	Pursuant to the Act the Issuer has financed the acquisition and construction of a multifamily residential rental facility consisting of the 216-unit project known as The Covey at Fox Valley (the "Covey Project") located at 2160 Walcott Road within the incorporated limits of the Issuer, constituting a "project" within the meaning of the Act, for Pebco-Fox Valley, Ltd., a Georgia limited partnership (the "Original Developer"), by the issuance of the Issuer's Multi-Family Housing Revenue Bonds (Pebco-Fox Valley, Ltd. Project) Series 1985 (the "Series 1985 Bonds") in the original principal amount of $12,500,000.

     3.	The Issuer issued its City of Aurora Multifamily Housing Mortgage
Revenue Note (Covey at Fox Valley Project) Series 1986 in the original principal amount of $12,410,000 (the "Prior Note"), the proceeds of which were applied to refund and redeem the Series 1985 Bonds.

     4.	All of the right title and interest of the Original Owner in the Covey
Project has been transferred to American National Bank and Trust Company of Chicago, as trustee under the Trust Agreement dated June 20, 1989, known as Trust No. 108642-05 (the "Land Trust"), the sole beneficiary of which is [America First Apartment Investors, L.P. ("America First"), an affiliate of ] Park Trace Apartments Limited Partnership, a Georgia limited partnership (the "Borrower")[, and the owner of the Prior Note].

     5.	Contemporaneously with the issuance of the Bonds the Borrower will acquire all [right, title and interest of America First in the Land Trust and all] right, title and interest in a 260-unit multifamily housing project known as Park Trace Apartments, located at 3450 Jones Mill Road in the City of Norcross, Gwinnett County, Georgia (the "Park Trace Project", and together with the Covey Project, the "Project").

     6.	The Borrower has requested that the Issuer issue bonds the proceeds of which will be used to refund and redeem the Prior Note.

     7.	The Issuer deems it desirable and in keeping with its purposes to issue its Multifamily Housing Revenue Refunding Bonds (The Covey at Fox Valley Apartments Project) Series 1997 in the original principal amount of $12,410,000 (the "Bonds"), for the purposes of providing proceeds for the making of a loan (the "Loan") to the Borrower, the proceeds of which will be used to refund and redeem the Prior Note and thereby refinance the Covey Project for the Borrower.

     8.	Under the terms of a Loan Agreement dated as of December 1, 1997 (the
"Loan Agreement"), the Issuer has agreed to make the Loan and the Borrower has agreed to the repayment of the Loan and the Borrower has executed the Mortgage and the Assignment (as such terms are hereinafter defined) to secure, among other things, the Borrower's Loan repayment and other obligations under the Loan Agreement.

     9.	The execution and delivery of this Indenture and the issuance of the
Bonds have been in all respects duly and validly authorized by the Issuer.

     10.	Terms not otherwise defined in the recitals or granting clauses hereof shall have the meanings as hereinafter defined.

     11.	All things necessary to make the Bonds, when authenticated by the
Trustee and issued as provided in this Indenture, valid, binding and legal limited obligations of the Issuer according to the import thereof, and to constitute this Indenture a valid contract for the security of the Bonds, have been done and performed; and the creation, execution and delivery of this Indenture, and the creation, execution and issuance of said Bonds, subject to the terms hereof, have in all respects been duly authorized.

     NOW THEREFORE, KNOW ALL PERSONS BY THESE PRESENTS, THIS INDENTURE
WITNESSETH:

                              GRANTING CLAUSES

     The Issuer, in consideration of the premises and the acceptance by the Trustee of the trusts hereby created and of the purchase and acceptance of the Bonds by the Holders (as hereinafter defined) thereof, in order to secure the payment of the principal of and interest and premium, if any, on the Bonds according to their tenor and effect and the performance and observance by the Issuer of all the covenants expressed or implied herein and in the Bonds, does hereby grant, Mortgage, grant a security interest in, assign, transfer in trust, and pledge to the Trustee, and to its successors in trust, and to them and their assigns forever, the following:

                            GRANTING CLAUSE FIRST

     All rights, title, interest and privileges of the Issuer in, to and under the Loan Agreement, including, but not limited to, all sums which the Issuer is entitled to receive from the Borrower pursuant to the Loan Agreement, including the Project Revenues (as hereinafter defined) (but excluding the rights of the Issuer to receive notices, approvals, consents, requests and other communications and to receive indemnification and certain direct payments to be made to it pursuant to Sections 4.3(2), 4.3(3), 4.3(5), 7.4 and
9.5 of the Loan Agreement), the Funds (as hereinafter defined) excluding funds held in the Rebate Fund and excluding funds held in the Bond Proceeds Fund (all as hereinafter defined), and all other sums (except the Purchase Fund and arbitrage rebate whether or not deposited in the Rebate Fund) which are required to be deposited in the Funds in accordance with Article 5;

                            GRANTING CLAUSE SECOND

     All the Issuer's rights, title, interest and privileges in all property mortgaged, pledged and assigned under the Mortgage and the Assignment to secure the Bonds, and any and all other property of every name and nature which may from time to time hereafter by delivery or by writing of any kind be subjected to the lien hereof by the Issuer or by anyone on its behalf or with its written consent, and the Trustee is hereby authorized to receive any and all such property at any and all times and to hold and apply the same as additional security hereunder subject to the terms hereof; and

                            GRANTING CLAUSE THIRD

     The earnings derived from the investment of any of the foregoing sums as provided herein.

     TO HAVE AND TO HOLD all the same (herein called the "Trust Estate") with all privileges and appurtenances hereby granted and assigned, or agreed or intended so to be, to the Trustee and its successors in trust and to them and their assigns forever;

     SUBJECT TO the rights of the Borrower under the Loan Agreement, the Regulatory Agreement (as hereinafter defined), the Mortgage and the Assignment;

     IN TRUST NEVERTHELESS, upon the terms and trusts herein set forth, first for the equal and proportionate benefit, security and protection of all Holders from time to time of the Bonds issued under and secured by this Indenture, without privilege, priority or distinction as to the lien or otherwise of any of the Bonds over any of the others except as otherwise provided herein, second for the benefit of the Trustee to secure the payment of Ordinary Fees and Expenses, and third for the benefit of the Trustee to secure the payment of Extraordinary Fees and Expenses, all as herein provided, and for the uses and purposes and upon the terms, agreements and conditions set forth herein;

     PROVIDED, HOWEVER, that if the Issuer, its successors or assigns, shall well and truly pay, or cause to be paid, or provide fully for payment as herein provided of the principal of the Bonds and the interest due or to become due thereon (together with premium, if any), at the time and in the manner set forth in the Bonds according to the true intent and meaning thereof, and shall make the payments into the Bond Fund (as hereinafter defined) as required under Article 5 or shall provide, as permitted hereby, for the payment thereof by depositing with the Trustee sums sufficient for payment of the entire amount due or to become due thereon as herein provided, and shall well and truly keep, perform and observe all the covenants and conditions pursuant to the terms of this Indenture to be kept, performed and observed by it, and shall pay to the Trustee all sums of money due or to become due to it in accordance with the terms and provisions hereof and of the Related Documents (as hereinafter defined), then this Indenture and the rights hereby granted shall cease, terminate and be void except as otherwise provided herein; otherwise, this Indenture shall be and remain in full force and effect.

     THIS INDENTURE FURTHER WITNESSETH, and it is expressly declared, that all Bonds issued and secured hereunder are to be issued, authenticated and delivered and all said payments and other revenues and other income and funds hereby pledged and assigned, are to be dealt with and disposed of under, upon and subject to the terms, conditions, stipulations, covenants, agreements, trusts, uses and purposes as hereinafter expressed, and the Issuer has agreed and covenanted, and does hereby agree and covenant, with the Trustee and with the respective holders and owners of said Bonds, as follows:

                               ARTICLE 1

                 DEFINITIONS AND GENERAL PROVISIONS

     Section 1.1. Definitions. In this Indenture the following terms have the following meanings unless the context hereof clearly requires otherwise, and any other terms defined in the Related Documents shall have the same meanings when used herein as assigned them in the Related Documents unless the context or use thereof indicates another or different meaning or intent:

     "Act" means Ordinance No. 4519, adopted March 23, 1976, as from time to time amended, and codified as Division 4 of Article V of Chapter 2 of the City of Aurora Code of Ordinances, and Section 6(a) of Article VII of the Constitution of the State.

     "Act of Bankruptcy" means any of the following events:

          (a)	The Borrower or the Issuer shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee, liquidator or the like of the Borrower or the Issuer or of all or a substantial part of the property of the Borrower or the Issuer, (ii) commence a voluntary case under the Bankruptcy Code (as now or hereafter in effect) or (iii) file a petition with respect to itself seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up or composition or adjustment of debts; or

          (b)	A proceeding or case shall be commenced without the application or consent of the Borrower or the Issuer, as the case may be, in any court of competent jurisdiction, seeking (i) the liquidation, reorganization, dissolution, winding-up or the composition or adjustment of debts of the Borrower or the Issuer, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of the Borrower or the Issuer or of all or any substantial part of the assets of the Borrower or the Issuer or (iii) similar relief in respect of the Borrower or the Issuer under any law relating to bankruptcy, insolvency, reorganization, winding-up or composition or adjustment of debts and such proceeding or case shall not be dismissed within 60 days of such filing.

     For purposes of this Indenture and the Loan Agreement, an Act of Bankruptcy shall be deemed dismissed only if (i) the petition is dismissed by order of a court of competent jurisdiction and no further rights exist from such order and (ii) the Borrower or the Issuer, as the case may be, notifies the Trustee that such a dismissal has occurred.

     "Additional Bonds" means additional bonds issued pursuant to Section 2.6 of this Indenture.

     "Additional Charges" means the payments required by Section 4.3 of the Loan Agreement.

     "Agreement" means the Loan Agreement.

     "Annual Budget" means the budget prepared by the Borrower or the Manager with respect to the Project in accordance with Section 7.3(c) of the Loan Agreement.

     "Arbitrage Consultant" means any accountant, law firm or consultant experienced in the calculation of arbitrage rebate selected by the Trustee and approved by the Issuer and the Borrower.

     "Assignment" means the Covey Project Assignment and the Park Trace Project Assignment.

     "Bankruptcy Code" means the United States Bankruptcy Reform Act of 1978, as amended, or any similar or succeeding federal bankruptcy law.

     "Bond Closing" means the date on which there is delivery by the Issuer of, and payment for, the Bonds.

     "Bond Counsel" means any firm of nationally recognized bond counsel experienced in tax exempt private activity bond financing selected by the Issuer and acceptable to the Trustee and the Borrower.

     "Bond Fund" means the Fund by that name created by Section 5.3.

     "Bondholder" or "Holder" means the person in whose name a Bond is registered in the Bond Register.

     "Bond Proceeds Fund" means the Fund created under Section 5.2.

     "Bond Purchase Agreement" means the Bond Purchase Agreement dated November __, 1997, by and among the Issuer, the Borrower and the Underwriter, whereby the Underwriter agrees to purchase all of the Bonds at closing.

     "Bond Register" means the register maintained by the Bond Registrar pursuant to Section 2.11.

     "Bond Registrar" means UMB Bank, N.A., Kansas City, Missouri, and any successor thereto appointed, qualified and then acting as such under the provisions of this Indenture.

     "Bond Year" means the one-year period beginning on December 2 and ending on the next succeeding December 1, provided that the first Bond Year shall begin on the date of the Bond Closing and end on December 1, 1998.

     "Bonds" means the Multifamily Housing Revenue Refunding Bonds (The Covey at Fox Valley Apartments Project) Series 1997 of the Issuer issued in the original principal amount of $12,410,000 pursuant to this Indenture.

     "Borrower" means Park Trace Apartments Limited Partnership, a Georgia limited partnership, its successors and assigns, and any surviving, resulting or transferee entity which may assume its obligations under the Related Documents.

     "Business Day" means any day other than a Saturday, Sunday, legal holiday or a day on which banking institutions in the city where the principal corporate trust office of the Trustee and the Bond Registrar are located are authorized by law or executive order to close.

     "Code" or "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended, and, with respect to a specific section thereof, such reference shall be deemed to include (a) the regulations promulgated by the United States Department of the Treasury under such section, (b) any successor provision of similar import hereafter enacted, (c) any corresponding provision of any subsequent Internal Revenue Code and (d) the regulations promulgated under the provisions described in (b) and (c).

     "Condemnation" or the phrase "eminent domain" as used herein shall include the taking or requisition by governmental authority or by a person, firm or corporation acting under governmental authority and a conveyance made under threat of Condemnation, provided such conveyance is made with the approval of the Trustee, which approval shall not be unreasonably withheld, and "Condemnation Award" shall mean payment for property condemned or conveyed under threat of Condemnation.

     "Construction Statement" has the meaning set forth in Section
5.8(6)(a)(2).

     "Continuing Disclosure Agreement" means that certain Continuing Disclosure Agreement between the Borrower and UMB Bank, N.A., as an agent of the Borrower, in its capacity as dissemination agent, dated the date of issuance and delivery of the Bonds, as originally executed and as it may be amended from time to time in accordance with the terms thereof.

     "Costs of Issuance" means, with respect to any Bonds, all expenses incurred in connection with the authorization, sale, issuance and delivery of the Bonds, including, without limitation, Underwriter's spread, discount or fees (including any premium on the resale of the first delivery of the Bonds), counsel fees (including Bond Counsel, Underwriter's Counsel, Trustee's Counsel and Issuer's counsel, as well as any other specialized counsel fees incurred in connection with the issuance of the Bonds), Issuer's costs, financial advisory fees and accountant fees related to issuance of the Bonds, printing costs (for the Bonds and preliminary and final offering materials), costs incurred in connection with the required public approval process and costs of feasibility studies necessary to the issuance of the Bonds (as opposed to studies related to completion of the Project, but not to the Bond financing), Mortgage banking fees, initial Trustee, Registrar and Paying Agent fees, Rating Agency fees, title insurance fees, survey fees and recording and filing fees, including any applicable documentary stamp taxes, intangible tax and the Mortgage registration tax.

     "Costs of Issuance Fund" means the Fund by that name created by Section
5.10.

     "Covey Project" means the Premises, the Facility and any and all Project Equipment as they may at any time exist with respect to the 216-unit project known as The Covey at Fox Valley, located at 2160 Walcott Road within the incorporated limits of the Issuer.

     "Covey Project Assignment" means the Covey at Fox Valley Assignment of Rents and Leases dated as of December 1, 1997, from the Borrower to the Trustee with respect to the Covey Project, as the same may from time to time be amended or supplemented as provided therein and in this Indenture.

     "Covey Project Mortgage" means the Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated as of December 1, 1997, from the Land Trust and the Borrower to the Trustee with respect to the Covey Project, as the same may from time to time be replaced, amended or supplemented as provided therein and in this Indenture and the Covey Project Assignment.

     "Current Expenses" means all operating expenses of the Borrower which are not otherwise specifically described in Section 5.9(2) hereof, including administrative expenses and property management fees with respect to the Project incurred in its ordinary operations.

     "Dated Date" means December __, 1997.

     "Mortgage" means the Covey Project Mortgage and the Park Trace Project Mortgage.

     "Default Rate" means the interest rate equal to 4% in excess of the floating prime rate listed in the "Money Rates" section of The Wall Street Journal as the base rate on corporate loans posted by the nation's largest banks established from time to time.

     "Determination of Taxability" means a final judgment or order of a court of original jurisdiction, a final order of any other court of competent jurisdiction, or a final ruling or decision of the Internal Revenue Service, in any such case to the effect that the interest on any of the Bonds (other than interest on any Bond for a period during which such Bond is held by a "substantial user" of any facility financed with the proceeds of the Bonds or a "related person," as such terms are used in Section 147(a) of the Code and except as a result of any minimum tax, preference tax or other similar tax) is not excludable for federal income purposes from the gross income of the recipients thereof subject to federal income taxes. With respect to the foregoing, a judgment or order of a court or a ruling or decision of the Internal Revenue Service shall be considered final only if no appeal or action for judicial review has been filed and the time for filing such appeal or action has expired.

     "Discharge Date" means the date on which all Outstanding Bonds are discharged under Article 7 hereof.

     "DTC Letter of Representations" means the Blanket Issuer Letter of Representations executed by the Issuer and accepted by The Depository Trust Company in connection with establishing the book-entry-only status of the Bonds.

     "Eligible Account" shall have the meaning as set forth in Section 5.1 hereof.

     "Event of Default" means any of the events set forth in Section 8.1 hereof.

     "Extraordinary Fees and Expenses" means all fees and expenses charged or incurred by the Trustee under this Indenture or Section 4.4 of the Loan Agreement, other than Ordinary Fees and Expenses.

     "Extraordinary Revenues" means Proceeds, but such term shall not include use and occupancy insurance proceeds and rental loss insurance proceeds.

     "Facility" means the buildings and improvements located on the respective Project Premises as they may now or from time to time exist.

     "Final Payment Date" means the Maturity Date, the Discharge Date or the Purchase Date on which all Outstanding Bonds either mature, are to be redeemed, are discharged under Article 7, or are purchased under Section 5.5, whichever date is earliest.

     "Funds" means, collectively, the Bond Fund, the Bond Proceeds Fund, the Rebate Fund, the Revenue Fund, the Surplus Fund, the Mortgage Recovery Fund, the Servicing Fund and the Costs of Issuance Fund.

     "Holder" or "Bondholder" means the person in whose name a Bond is registered in the Bond Register.

     "Indenture" means this Indenture of Trust by and between the Issuer and the Trustee, as the same may from time to time be amended or supplemented as herein provided.

     "Independent Accountant" means a certified public accountant or firm of certified public accountants registered and qualified to practice as such under the laws of the State, and not employed by the Issuer or the Borrower, except to perform independent audits of the books and records of either or both of them or other similar periodic reviews and to perform other independent services.

     "Independent Counsel" means any attorney acceptable to the Trustee, duly admitted to practice law before the highest court of any state or of the District of Columbia, who may be counsel to the Borrower or the Issuer but who may not be an officer or an employee of the Borrower or the Issuer.

     "Initial Rate Adjustment Date" means December 1, 2007.

     "Insider" means the Borrower, any partner of the Borrower, the Issuer, any guarantor of the Bonds, any other person directly or indirectly controlling or controlled by, or under direct or indirect common control with, any of the foregoing, or any person which is an "insider" of the Borrower or any guarantor within the meaning of the Bankruptcy Code.

     "Interest Payment Date" means June 1 and December 1 in each and every year, commencing on June 1, 1998.

     "Internal Revenue Code" or "Code" means the Internal Revenue Code of 1986, as amended, and, with respect to a specific section thereof, such reference shall be deemed to include (a) the regulations promulgated by the United States Department of Treasury under such section, (b) any successor provision of similar import hereafter enacted, (c) any corresponding provision of any subsequent Internal Revenue Code, and (d) the regulations promulgated under the provisions described in (b) and (c).

     "Issuer" means the City of Aurora, Illinois, and its successors and assigns.

     "Land Trust" means American National Bank and Trust Company of Chicago, as trustee under the Trust Agreement dated June 20, 1989, known as Trust No. 108642-05.

     "Limited Partnership Agreement" means the Amended and Restated Limited Partnership Agreement of the Borrower, together with any amendments and supplements thereto permitted thereby.

     "Loan" means the loan of proceeds of the Bonds by the Issuer to the Borrower described in Section 4.1 of the Loan Agreement.

     "Loan Agreement" means the Loan Agreement dated as of December 1, 1997, by and between the Issuer and Borrower, as the same may from time to time be amended or supplemented as provided therein and in this Indenture.

     "Lower Income Tenant" has the meaning set forth in the Regulatory
Agreement.

     "Lower Income Unit" has the meaning set forth in the Regulatory Agreement.

     "Manager" means America First Properties Management, Inc., a Nebraska corporation, and any successor manager of the Project.

     "Maturity Date" means any date on which principal of or interest or premium, if any, on the Bonds is due, whether at stated maturity, on an Interest Payment Date, or upon redemption or acceleration, or otherwise.

     "Mortgaged Property" means the properties, real, personal or mixed, described in the Granting Clauses of the Mortgage, as they may at any time exist.

     "Mortgagee" means, collectively, the Issuer with respect to the Park Trace Mortgage and the Trustee and any co-trustee or successor trustee appointed, qualified and acting as such under this Indenture, with respect to the Covey Project, as beneficiaries under the Mortgage.

     "Mortgage Recovery Fund" means the Fund created by Section 5.8.

     "Net Proceeds" shall have the meaning set forth in the Mortgage.

     "Non-Arbitrage Certificate" means the Non-Arbitrage Certificate executed by the Issuer and all exhibits attached thereto including any letter of instructions delivered by Bond Counsel attached thereto dated as of the date of issuance of the Bonds.

     "Note" means the Promissory Note executed by the Borrower and the Land Trust in favor of the Issuer, endorsed by the Issuer, without recourse, to the Trustee.

     "Notice of Election to Retain Bonds" means the Notice of Election to Retain Bonds in substantially the form attached as Exhibit F delivered by a Bondowner to the Tender Agent, in connection with the mandatory tender of Bonds as specified in Section 3A.1, by which the Bondowner elects to retain Bonds as of the applicable Rate Adjustment Date.

     "Notice of Canceled Mandatory Tender" means the Notice of Canceled Mandatory Tender in substantially the form attached as Exhibit E delivered by the Trustee to the Bondowners, the Remarketing Agent and the Borrower, if the mandatory tender of Bonds on the Rate Adjustment Date is canceled as specified in Section 3A.1.

     "Ordinary Fees and Expenses" means the fees and expenses charged or incurred by the Trustee in the fulfillment of its obligations hereunder which are reimbursable to the Trustee from the Trust Estate in an aggregate annual amount equal to $_____.

     "Outstanding Bonds" or "Bonds Outstanding" means, as of the date of determination, all Bonds theretofore issued and delivered under this Indenture except:

          (A)	Bonds theretofore cancelled by the Trustee or Paying Agent or delivered to the Trustee or Paying Agent cancelled or for cancellation;

          (B)	Bonds for which payment or redemption moneys or securities (as provided in Article 7) shall have been theretofore deposited with the Trustee or Paying Agent in trust for the Holders of such Bonds; provided, however, that if such Bonds are to be redeemed, notice of such redemption shall have been duly given pursuant to this Indenture or irrevocable action shall have been taken to call such Bonds for redemption at a stated redemption date; and

          (C)	Bonds in exchange for or in lieu of which other Bonds shall have been issued and delivered pursuant to Section 2.7 or other provisions of this Indenture; provided, however, that in determining whether the Holders of the requisite principal amount of Outstanding Bonds have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Bonds owned by the Issuer or the Borrower shall be disregarded and deemed not to be Outstanding Bonds (unless the Borrower owns all the Bonds otherwise outstanding, in which case they shall be deemed outstanding), except that in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Bonds which the Trustee knows to be so owned shall be disregarded.

     "Park Trace Project" means the Premises, the Facility and any and all Project Equipment as they may at any time exist to the 260-unit multifamily housing project located at 3450 Jones Mill Road in the City of Norcross, Gwinnett County, Georgia, constituting part of the Project.

     "Park Trace Project Assignment" means the Park Trace Assignment of Rents and Leases dated as of December 1, 1997, from the Borrower to the Trustee with respect to the Park Trace Project, as the same may from time to time be amended or supplemented as provided therein and in this Indenture.

     "Park Trace Project Mortgage" means the Deed to Secure Debt, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated as of December 1, 1997, from the Borrower to the Issuer with respect to the Park Trace Project, as the same may from time to time be replaced, amended or supplemented as provided therein and in this Indenture, and the Park Trace Project Assignment, assigned by the Issuer to the Trustee pursuant to the Assignment of Deed to Secure Debt, and the Collateral Assignment of Rents and Leases dated as of December 1, 1997.

     "Paying Agent" means the Bond Registrar, the Trustee or any other entity designated pursuant to this Indenture as the agent of the Issuer and Trustee to receive and disburse the principal of and premium, if any, and interest on the Bonds.

     "Payment Date" means the Maturity Date, the Purchase Date, the Interest Payment Date or the Discharge Date, as the case may be.

     "Permitted Encumbrances" means the Permitted Encumbrances defined in the Mortgage.

     "Permitted Investments" means:

          (a)	to the extent permitted by applicable law for investment of
     moneys of the Issuer:

[to be reviewed]

               (i)	certificates or interest-bearing notes or obligations of
          the United States, or those for which the full faith and credit of the United States are pledged for the payment of principal and interest;

               (ii)	investments in any of the following obligations, provided
          such obligations are backed by the full faith and credit of the United States: (a) direct obligations or fully guaranteed certificates of beneficial interest of the Export-Import Bank of the United States, (b) debentures of the Federal Housing Administration,
          (c) guaranteed Mortgage-backed bonds of the Government National Mortgage Association, (d) certificates of beneficial interest of the Farmers Home Administration, (e) obligations of the Federal
          Financing Bank, (f) project notes and local authority bonds of the United States Department of Housing and Urban Development, (g) obligations of the Private Export Funding Corp. or (h) other such obligations which would not result in a downgrade, withdrawal or qualification of the rating on the Bonds as evidenced in writing from the Rating Agency;

               (iii)	investments in (a) senior obligations of the Federal Home
          Loan Bank System, (b) participation certificates or senior debt obligations of the Federal Home Loan Mortgage Corporation, (c) Mortgage-backed securities and senior debt obligations (excluding stripped Mortgage securities that are valued greater than par on the portion of the unpaid principal) of the Federal National Mortgage Association or (d) senior debt obligations of the Student Loan Marketing Association;

               (iv)	repurchase agreements with primary dealers and/or banks
          rated "A" or better by the Rating Agency collateralized with the obligations described in (i) or (ii) above held by a third-party custodian, at levels set forth in paragraph (b) below;

               (v)	money market mutual funds registered with the Securities
          Exchange Commission conforming to Rule 2a-7 of the Investment
          Company Act of 1940, that invest primarily in direct obligations issued by the U.S. Treasury and repurchase agreements backed by those obligations, including funds for which the Trustee or an affiliate of the Trustee acts as an advisor, and rated in the highest category by the Rating Agency;

               (vi)	certificates of deposit of any bank as defined in the
          Illinois Banking Act (including the Trustee) whose short-term obligations are rated "A-1" or better by the Rating Agency provided that such certificates of deposit are fully secured by the obligations described in (i) or (ii) above, at the levels set forth in paragraph (b) below, the Trustee has a perfected first security interest in the obligations securing the certificates and the Trustee holds (or shall have the option to appoint a bank as its agent to hold) the obligations securing the certificates;

               (vii)	certificates of deposit of any bank as defined in the
          Illinois Banking Act (including the Trustee) which care fully insured by the Federal Deposit Insurance Corporation;

               (viii)	commercial paper rated "A-1+" or better by the Rating
          Agency;

               (ix)	obligations of, or obligations fully guaranteed by, any
          state of the United States of America or any political subdivision thereof which obligations are rated by the Rating Agency in the highest rating categories (without regard to any refinement or gradation of rating category by numerical modifier or otherwise and without regard to credit enhancement) assigned by such rating agency to obligations of that nature;

               (x)	shares of an investment company (1) registered under the
          Investment Company Act of 1940, whose shares are registered under the Securities Act of 1933, and (2) which invests solely in securities described in one or more of clauses (i) through (iv) above, and rated AAAm or AAAm-G by the Rating Agency, including an investment company managed by the Trustee or an affiliate of the Trustee; and

               (xi)	any other investment that would not result in the
          downgrade, withdrawal or qualification of the rating assigned to the Bonds as evidenced in writing by the Rating Agency.

provided that (1) if any instrument is rated, the instrument shall not have an "r" highlighter affixed to its rating, (2) the terms of the obligation shall have a predetermined, fixed principal amount due at maturity without variance or change, and (3) if any obligation (other than an obligation described in clauses (v) and (x)) bears interest at a variable rate, the interest rate shall be tied to a single interest rate index plus a single fixed spread, if any, and shall move proportionately with such rate index. For purposes of this subparagraph, the fact that the Trustee or an affiliate of Trustee is providing services to and receiving remuneration from the foregoing investment company or trust as an investment advisor, custodian, transfer agent, registrar, or otherwise shall not preclude the Trustee from investing in the securities of such investment company or investment trust.

          (b)	Collateral Percentage Levels of United States Government
     Securities for Repurchase Agreements and Bank Certificates of Deposit.


     Remaining Maturity


     Frequency of    1 year     5 years     10 years     15 years     30 years
     Valuation      or less     or less      or less      or less      or less
     ------------   -------     -------      -------      -------      -------
     Daily             102         105          106          107          113
     Weekly            103         110          111          113          118
     Monthly           106         116          119          123										130
     Quarterly         106         118          128          130          135

Further Requirements:

          (i)	on each valuation date, the market value of the collateral shall be in an amount equal to the indicated collateral percentage of the obligation (including unpaid accrued interest) that is being secured;

          (ii)	in the event the collateral level is below its required
     collateral percentage on a valuation date, such percentage shall be restored within the following restoration periods: one Business Day for daily valuations, two Business Days for weekly valuations and one month for monthly and quarterly valuations. The use of different restoration periods affects the requisite collateral percentage; and

          (iii)	the Trustee is hereby required to terminate the repurchase
     agreement upon a failure to maintain the requisite collateral percentage after the restoration period and, if not paid by the counterparty in federal funds against transfer of the repurchase agreement, to liquidate the collateral.

     "Preliminary Notice of Mandatory Tender" means the Preliminary Notice of Mandatory Tender of Bonds in substantially the form attached as Exhibit D delivered by the Trustee to the Bondowners, the Remarketing Agent and the Borrower, in connection with the mandatory tender of Bonds as specified in
Section 3A.1.

     "Premises" means, with respect to the Covey Project or the Park Trace Project, as applicable, the property and interests in real property described in the Mortgage as the "Real Property" with respect to the Covey Project or the Park Trace Project, as applicable.

     "Principal Office" means (i) for the Trustee, the corporate trust office of the Trustee located at 928 Grand Avenue, 13th Floor, Kansas City, Missouri 64106, Attention: Corporate Trust Department, or such other office or offices as the Trustee may designate from time to time, or the office of any successor Trustee where it principally conducts its business of serving as trustee under indentures pursuant to which municipal or governmental obligations are issued, and (ii) for the Tender Agent, the corporate trust office of the Trustee above or such other office or offices as the Tender Agent may designate from time to time, or the office of any successor Tender Agent where it principally conducts its business of serving as a tender agent for municipal or governmental obligations.

     "Principal Payment Date" means any date on which principal of the Bonds is payable pursuant to the provisions hereof.

     "Prior Code" means the Internal Revenue Code of 1954, as amended.

     "Prior Note" means the City of Aurora Multifamily Housing Mortgage Revenue Note (Covey at Fox Valley Project) Series 1986 in the original principal amount of $12,410,000.

     "Proceeds" means the proceeds of any insurance recovery or condemnation award (or payment in lieu of condemnation) less all expenses incurred by and reimbursement to the Trustee and the Issuer in connection therewith.

     "Project" means the Covey Project and the Park Trace Project.

     "Project Engineer" means an engineer for the Project and any successor thereto appointed by the Borrower with the consent of the Issuer, which shall
(a) be an architect, engineer or firm of architects or engineers who is not a full-time employee of either the Issuer or the Borrower, (b) have at least five years' experience in its field and (c) be licensed to operate in the State of Illinois.

     "Project Equipment" means, with respect to the Project, the property described as "Personal Property" in the respective Mortgage.

     "Project Insurance Premiums" means the aggregate amount of the annual (or other periodic installments) premiums payable in consideration of the policies of insurance required to be maintained pursuant to Section 5.5 of the Agreement.

     "Project Premises" means, with respect to the Project, the property and interests in real property described in the Mortgage as the "Real Property."

     "Project Revenues" means all gross revenues and receipts derived by the Borrower from the operation of the Project, including tenant rentals and all other moneys as may be paid to or on behalf of the Borrower or to which the Borrower may be entitled with respect to the Project (including, without limitation, revenues from rentals of the retail space therein), excluding securities deposits and including earnings on the foregoing. Such term shall not include Extraordinary Revenues.

     "Protected Funds" means any:

          (a)	proceeds of any other revenue bonds of the Issuer issued to
     refund in whole or part the Bonds or any other payments made by a party other than the Borrower or the Issuer to purchase or pay debt service on the Bonds, or any other funds (so long as an opinion of counsel familiar with bankruptcy matters and acceptable to the Trustee and the Issuer is first filed with the Trustee stating in effect that the proceeds of such revenue bonds, or other payments or funds, as the case may be, to the Bondholders, will not constitute voidable preferences under Sections 547 or 550 of the Bankruptcy Code if the Borrower, the Issuer or other third party making the payments were to become a debtor under the Bankruptcy
     Code);

          (b)	moneys held by the Trustee in the Bond Fund, the Servicing Fund or the Mortgage Recovery Fund for a period of at least 91 consecutive days, prior to and during which period no Act of Bankruptcy shall have occurred as evidenced by a certificate of the Borrower;

          (c)	cash proceeds (as defined in the Illinois Uniform Commercial
     Code) of any collateral pledged to the Trustee to secure payment of the Bonds or the Borrower's obligations under the Loan Agreement which are delivered to the Trustee within ten days after receipt thereof by the Borrower; and

          (d)	investment earnings from the foregoing funds.

     "Purchase Date" means the date on which any Outstanding Bonds are purchased pursuant to Section 5.5.

     "Purchase Fund" means the Fund by that name created by Section 5.3.

     "Qualified Project Period" has the meaning set forth in the Regulatory Agreement.

     "Rate Adjustment Date" means the date as of which the interest rate on the Bonds, as determined on the Rate Determination Date in accordance with
Section 2.2(2)(a), will be effective, which will be the Initial Rate Adjustment Date and thereafter December 1 in the year determined by the Borrower by written notice to the Remarketing Agent, the Trustee and the Tender Agent not less than 60 days prior to the next occurring Rate Adjustment Date.

     "Rate Determination Date" means no later than 4:00 P.M., New York time, on the third Business Day immediately preceding a Rate Adjustment Date.

     "Rate Period" means the period from a Rate Adjustment Date to, but not including, the next Rate Adjustment Date.

     "Rating Agency" means Standard & Poor's Ratings Services, a Division of The McGraw-Hill Companies, Inc., or any other nationally recognized rating agency from time to time providing the rating borne by the Bonds, approved by the Issuer.

     "Rebate Fund" means the Fund so designated in Section 5.7 into which the Trustee is to deposit arbitrage rebate paid by the Borrower pursuant to
Section 4.3 of the Loan Agreement.

     "Rebate Requirement" means the amount of arbitrage rebate computed for payment as of the last day of every fifth Bond Year pursuant to Treasury Regulation Section 1.148-3 or any successor regulation as may be applicable thereto; provided, however, that an opinion of Bond Counsel to the effect that no money held under the Indenture is subject to rebate shall be accepted by the Issuer and the Trustee as a substitute for such annual calculation as long as a calculation is run, at a minimum, as of the last day of each fifth Bond Year.

     "Record Date" means with respect to any Interest Payment Date, (a) the fifteenth day of the month (whether or not a Business Day) next preceding such Payment Date or (b) if there is a default in payment of interest due on such Payment Date, a special Record Date for the payment of such defaulted interest established by notice mailed by the Trustee on behalf of the Issuer; notice of such special Record Date shall be mailed not less than 15 days preceding such special Record Date, to the Holder at the close of business on the fifth Business Day preceding the date of mailing.

     "Regulatory Agreement" means the Amended and Restated Regulatory Agreement dated as of December 1, 1997, among the Borrower, the Issuer and the Trustee, together with any amendments and supplements thereto permitted thereby.

     "Related Documents" means the Loan Agreement, the Note, the Regulatory Agreement, the Mortgage, the Assignment and the Remarketing Agreement.

     "Related Person" means a "related person" within the meaning of Section 103(b)(6)(C) of the Prior Code.

     "Remarketing Agent" means the remarketing agent at the time serving as such under the Remarketing Agreement and designated as the Remarketing Agent for purposes of this Indenture. The initial Remarketing Agent is Stern Brothers & Co., St. Louis, Missouri.

     "Remarketing Agreement" means the Remarketing Agreement dated as of December 1, 1997, between the Borrower and the Remarketing Agent, or, if this Remarketing Agreement is terminated, any other agreement which may from time to time be entered into between the Borrower and any Remarketing Agent with respect to the remarketing or placement of the Bonds.

     "Remarketing Proceeds" means proceeds from the resale by the Remarketing Agent of Bonds delivered for purchase pursuant to Section 3A.1 that have not been commingled with other funds which do not constitute Remarketing Proceeds and investment earnings on the proceeds. Remarketing Proceeds do not include any moneys provided by an Insider.

     "Related Person" means a "related person" within the meaning of Section 103(b)(6)(C) of the Prior Code.

     "Representative" means any officer of the Issuer or the general partner of the Borrower, or any other person at any time designated to act on behalf of the Issuer or the Borrower, as the case may be, as evidenced by a written certificate furnished to such other party and the Trustee containing the specimen signature of such person and signed for the Issuer by its Mayor or for the Borrower by the Vice President of the general partner of the Borrower.

     "Requisition" means a requisition certificate in the form of Exhibit B.

     "Responsible Agent" means any person duly authorized and designated by the Trustee, the Bond Registrar and the Paying Agent to act on its behalf in carrying out the applicable duties and powers of such entity as set forth in this Indenture; any action required by the Trustee, the Bond Registrar and the Paying Agent under this Indenture may be taken by a Responsible Agent.

     "Revenue Fund" means the Fund by that name created by Section 5.3.

     "Series 1985 Bonds" means the Multi-Family Housing Revenue Bonds (Pebco-Fox Valley, Ltd. Project) Series 1985 of the Issuer issued in the original principal amount of $12,500,000, refunded in part with the proceeds of the Prior Note.

     "Servicing Fund" means the Fund created by Section 5.9.

     "State" means the State of Illinois.

     "Surplus Fund" means the Fund by that name created by Section 5.4.

     "Tender Agent" means initially the Trustee and any successor tender agent appointed pursuant to Section 9.19. The Tender Agent shall act as Paying Agent for Tendered Bonds.

     "Tendered Bonds" means any Bonds required to be tendered for purchase pursuant to Section 3A.1, unless a proper waiver has been made by the Holder of such Bonds, whether or not such Bonds are actually tendered.

     "Title Company" means Lawyers Title Insurance Corporation, Phoenix, Arizona, its successors and assigns.

     "Treasury" means the United States Department of the Treasury, and any successor to its functions.

     "Treasury Regulations" means all proposed, temporary or final federal income tax regulations issued or amended with respect to the Code by the Treasury or the Internal Revenue Service.

     "Trustee" means UMB Bank, N.A., Kansas City, Missouri, and any co-trustee or successor trustee appointed, qualified and then acting as such under the provisions of this Indenture.

     "Trust Estate" means the Trust Estate as defined and set forth in the Granting Clauses hereof.

     "Undelivered Bonds" means Bonds which are deemed to have been tendered to the Trustee or Tender Agent, as applicable, for purchase pursuant to Section 3._ but which have not been surrendered to the Trustee or Tender Agent, as applicable.

     "Underwriter" means Stern Brothers & Co., and its respective successors and assigns.

     "Unprotected Funds" means any funds that are not Protected Funds.

     Section 1.2.  Rules of Interpretation.

     (1)	This Indenture shall be governed by and construed in accordance with the laws and judicial decisions of the State of Illinois, except as they may be preempted by Federal rules, regulations and laws applicable to the Issuer.
The Issuer and the Trustee expressly acknowledge and agree that any judicial action to enforce any rights of the Issuer under this Indenture may be brought and maintained at the option of the acting party in the District Court for
Kane* County, Illinois or in the United States District Court for the
_________ District of Illinois or in any United States Bankruptcy Court in any
case involving or having jurisdiction over the Borrower or over the Project.

     (2)	The words "herein" and "hereof" and "hereunder" and words of similar import, without reference to any particular section or subdivision, refer to this Indenture as a whole rather than to any particular section or subdivision of this Indenture.

     (3)	References in this Indenture to any particular article, section or subdivision hereof are to the designated article, section or subdivision of this Indenture as originally executed.

     (4)	All accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;
and all computations provided for herein shall be made in accordance with generally accepted accounting principles consistently applied and applied on the same basis as in prior years.

     (5)	The Table of Contents and titles of articles and sections herein are for convenience of reference only and are not a part of this Indenture and shall not deny or limit the provisions hereof.

     (6)	Unless the context hereof clearly requires otherwise, the singular shall include the plural and vice versa and the masculine shall include the feminine and vice versa.

     (7)	Articles, sections, subsections and clauses mentioned by number only are those so numbered which are contained in this Indenture.

     (8)	Any opinion of counsel called for herein shall be a written opinion of such counsel.

     (9)	References to the Bonds as "tax-exempt" or to the "tax-exempt status of the Bonds" are to the exclusion of interest on the Bonds from gross income for federal income tax purposes pursuant to Section 103(a) of the Code, irrespective of such forms of taxation as the alternative minimum tax, environmental tax or branch profits tax on foreign corporations, as is consistent with the approach taken in Section 59(i) of the Code.

                                  ARTICLE 2

                                  THE BONDS

     Section 2.1. Authorized Amount and Form of Bonds. Bonds secured by this Indenture shall be issued in fully registered form without coupons and in substantially the form set forth herein with such appropriate variations, omissions and insertions as are permitted or required by this Indenture, and in accordance with the further provisions of this Article 2. The aggregate principal amount of Bonds that shall be initially issued hereunder shall be $12,410,000, unless duplicate Bonds are issued as provided in Section 2.7. Additional Bonds may be issued hereunder in accordance with Section 2.6 hereof. The Bonds, together with the Certificate of Authentication, the form of Assignment and the registration information thereon, shall be in substantially the forms found at Exhibit C.

     Section 2.2.  Initial Issue.

     (1)	The Bonds shall be initially issued in the aggregate principal amount of $12,410,000 and shall:

          (a)	be dated as of the Dated Date;

          (b)	be issued and delivered as fully registered book-entry-only
     bonds without coupons, in the denominations of $5,000 or any integral multiple thereof of a single maturity, and be numbered sequentially R-1 upwards;

          (c)	bear interest as provided in subsections (2) and (3), payable semiannually on each Interest Payment Date, such interest to accrue from the Dated Date thereof, or, in the case of transfer or exchange after the first Interest Payment Date, from the most recent Interest Payment Date to which interest has been paid or provided for under this Indenture; if a payment of defaulted interest is to be made, the Trustee shall establish the time of such payment as provided herein and shall establish the associated special Record Date therefor as provided in the definition of "Record Date;" and

          (d)	mature on December 1, 2027.

     (2)	The Bonds will bear interest from the Dated Date to the Initial Rate
Adjustment Date at the annual interest rate of 5.30%.  Thereafter, the
Remarketing Agent will determine the interest rate for the Bonds for the Rate
Period commencing with each Rate Adjustment Date to be the lowest rate which, in the best judgment of the Remarketing Agent, on the Rate Determination Date,
would result in the market value of the Bonds on the Rate Adjustment Date being equal to 100% of their principal amount.  In determining the interest rate, the Remarketing Agent will have due regard for general financial conditions and such other conditions as, in the judgment of the Remarketing
Agent, have a bearing on the interest rate on the Bonds, including then prevailing market conditions, the yields at which comparable securities are then being sold and the tender and redemption provisions applicable to the
Bonds during the forthcoming Rate Period.  Each determination of the interest rate for the Bonds will be conclusive and binding upon the Bondholders, the
Issuer, the Borrower, the Tender Agent, the Remarketing Agent and the
Trustee.  Upon written request, the Remarketing Agent will give the Issuer, the Trustee, the Borrower and the Tender Agent Immediate Notice of the
interest rate on the Bonds at any time.

     (3)	If the conditions to the remarketing of the Bonds on the Rate
Adjustment Date are not satisfied in accordance with Section 3A.1(3), the Bonds will bear interest at the Default Rate from the Rate Adjustment Date.

     (4)	The Bonds shall:

          (a)	be payable in such coin or currency of the United States of
     America as at the time of payment is legal tender for payment of public and private debts, by check or draft, at the principal corporate trust office of the Paying Agent, or a duly appointed successor Paying Agent, except that interest on the Bonds payable on other than the Maturity Date, the Purchase Date, any date of mandatory special redemption or the Discharge Date will be payable by check or draft mailed by the Trustee to the Holders of such Bonds on the applicable Record Date (the "Record Date Holders" as defined in the form of Bond set forth in Exhibit C hereto) at the last addresses thereof as shown in the Bond Register on the applicable Record Date, and principal of and any premium on any Bonds shall be payable upon presentation of the Bonds at the principal corporate trust office of the Trustee;

          (b)	be subject to redemption and purchase upon the terms and
     conditions and at the redemption prices specified in Article 3; and

          (c)	be subject to mandatory tender for purchase upon the terms and conditions and at the tender price specified in Article 3A.

     (5)	Notwithstanding the foregoing, if the date for payment of the principal of, premium, if any, or interest on the Bonds shall be a day which is not a Business Day, then the date for such payment shall be the next succeeding day which is a Business Day, and payment on such later date shall have the same force and effect as if made on the nominal date of payment.

     (6)	Notwithstanding the foregoing, any Holder of at least $1,000,000 principal amount of any Bonds (or a lesser amount of such Bonds if such Bonds constitute all the Outstanding Bonds at the time), upon payment by the Holder of the cost of such wire transfer as an Ordinary Fee or Expense, may file with the Trustee an instrument satisfactory to the Trustee requesting the amounts payable by the Trustee to such Holder be paid by transferring by electronic transfer in immediately available funds, on the day such payment is due, the amount to be distributed to such Holder to a designated account maintained by such Holder at any other bank in the United States. The electronic transfer request must describe the name, address and ABA routing number of the bank (located in the continental United States) and the account number and acknowledge an electronic transfer fee payable by the Bondholder. The Trustee shall pay all amounts payable by the Trustee hereunder to such Holder by transfer directly to said designated bank in accordance with the provisions of any such instrument, provided that if such amount represents a payment of the principal of any Bond, such Bond shall have been presented to the Trustee.
All payments so made shall be valid and effective to satisfy and discharge the liability upon such Bonds.

     Section 2.3.  Execution; Limited Obligations.

     (1)	Bonds shall be signed by, or executed with the facsimile or manual signature of, the Mayor of the Issuer and attested by the facsimile or manual signature of the City Clerk of the Issuer. In case any officer of the Issuer whose signature or whose facsimile signature shall appear on any Bonds shall cease to be such officer before the delivery of such Bonds, such signature or such facsimile shall nevertheless be valid and sufficient for all purposes, the same as if he had remained in office until such delivery, and also any Bond may be signed by such persons as at the actual time of the execution of such Bond shall be the proper officers to sign such Bond although at the date of such Bond such persons may not have been such officers.

     (2)	The Bonds are limited obligations of the Issuer payable solely from revenues and funds pledged therefor under this Indenture.  No Bondowner shall ever have the right to compel the exercise of the taxing power of the Issuer or the State or any political subdivision thereof to pay the principal of the
Bonds or the interest hereon or any other cost incident hereto, or to enforce payment hereof against any property of the Issuer, the State or any political subdivision thereof.  The Bonds and the interest thereon shall not be deemed to constitute a debt or liability of the Issuer, the State, or any political subdivision thereof, and the issuance thereof shall not, directly or indirectly or contingently, obligate the Issuer, the State, or any political subdivision thereof, to levy any form of taxation therefor or to make any appropriation for its payment.  Nothing in the Bonds, the proceedings of the
Issuer authorizing the issuance of the Bonds or this Indenture shall be construed to authorize the Issuer to create a debt or liability of the Issuer, the State, or any political subdivision thereof within the meaning of any constitutional or statutory provision of the State.

     Section 2.4. Authentication. No Bond shall be valid or obligatory for any purpose or be entitled to any security or benefit under this Indenture unless a Certificate of Authentication on such Bond, substantially in the form set forth in Exhibit C hereto, shall have been duly executed manually by a Responsible Agent of the Bond Registrar. Certificates of Authentication on different Bonds need not be signed by the same person. The Bond Registrar shall authenticate the signatures of officers of the Issuer on each Bond by execution of the Certificate of Authentication on the Bond; and the Certificate of Authentication so executed on each Bond shall be conclusive evidence that it has been authenticated and delivered under this Indenture.

     Section 2.5. Conditions Precedent to the Delivery of Bonds. Upon the execution and delivery of this Indenture, the Issuer shall execute and deliver to the Bond Registrar, and the Bond Registrar shall authenticate, the Bonds and shall deliver the Bonds to or upon the order of the Underwriter at such time or times as may be directed by the Issuer after the Trustee has received the following:

     (1)	original executed counterparts of the Loan Agreement, the Note endorsed by the Issuer to the Trustee and this Indenture;

     (2)	copies of original executed counterparts of the Mortgage, the
Assignment, the Regulatory Agreement, the Continuing Disclosure Agreement and UCC financing statements with evidence of recording or that they will be recorded;

     (3)	copies of original executed counterparts of all Related Documents not specifically referred to in paragraphs (1) and (2) above;

     (4)	a copy, duly certified by the City Clerk or his or her deputy, of the ordinance passed and approved by the governing body of the Issuer, authorizing the execution and delivery of this Indenture and the Loan Agreement and the issuance of the Bonds;

     (5)	a request and authorization (which may be part of a certificate of the Issuer) to the Trustee on behalf of the Issuer, signed by its Mayor, to deliver the Bonds to the purchaser identified upon payment to the Trustee for the account of the Issuer of a specified sum plus accrued interest;

     (6)	the opinion of counsel to the Borrower in the form required by Bond
Counsel and counsel to the Underwriter, compliance with such form to be evidenced by Bond Counsel's delivery of its opinion required in clause (8)
below;

     (7)	the opinion of counsel to the Issuer, in the form required by Bond
Counsel, compliance with such form to be evidenced by Bond Counsel's delivery of its opinion required in clause (8) below;

     (8)	the opinion of Bond Counsel, to the effect that the Bonds have been duly and validly issued and the interest on the Bonds is excludable from gross income for federal income tax purposes and the supplemental opinion of Bond
Counsel that the Bonds are exempt from registration under the Securities Act of 1933, as amended, and exempt from qualification under the Trust Indenture
Act of 1939;

     (9)	a copy of the title insurance policy specified in the Mortgage;

     (10)	a letter from the Rating Agency evidencing that the Bonds have received a rating of "A-" or better from the Rating Agency;

     (11)	a copy of the instruction letter delivered to and accepted by the
Title Company in connection with the closing of the refinancing of the Project by the Borrower;

     (12)	a copy of the executed DTC Letter of Representations in connection with issuance of the Bonds;

     (13)	evidence of the payment in full and discharge of the Prior Note and release of any liens against the Project in a form acceptable to Bond Counsel and other such documents as required by Bond Counsel, compliance with such form to be evidenced by Bond Counsel's delivery of its opinion required in clause (8) above; and

     (14)	any other documents or opinions which the Trustee, the Issuer or
Bond Counsel may reasonably require.

     Section 2.6. Additional Bonds. In addition to the Bonds initially issued hereunder, the Issuer and the Borrower may from time to time, and upon satisfaction of the conditions specified in this Section 2.6, agree upon and approve the issuance and delivery of Additional Bonds on a parity with the Bonds pursuant to this Indenture. Any issuance of Additional Bonds shall be authorized by a supplement to this Indenture establishing the terms thereof. Each issue of Additional Bonds shall be secured by the Trust Estate hereunder. No Additional Bonds shall be issued under this Section 2.6 unless at the time of such issuance the following conditions have been met (such facts to be shown by a certificate of the Trustee):

     (1)	the Trustee shall have received a copy, duly certified by the City
Clerk or his or her deputy, of the ordinance adopted and approved by the governing body of the Issuer, approving the issuance of the Additional Bonds;

     (2)	the Trustee shall have received original executed counterparts of the supplement to this Indenture and amendments to each of the Related Documents authorizing the issuance of such Additional Bonds;

     (3)	to the best knowledge of the Trustee, there is no Event of Default then existing under this Indenture, or any Related Document or any amendments or supplements thereto;

     (4)	the Trustee shall have received an opinion of Independent Counsel that the Mortgage, as amended, continues to be a first lien against the Project;

     (5)	the Trustee shall have received an opinion of Bond Counsel that the
Additional Bonds have been duly and validly issued and the issuance of the
Additional Bonds will not adversely affect the exclusion of interest on the
Series 1997A Bonds and the Series 1997B Bonds from gross income for federal income tax purposes and a supplemental opinion of Bond Counsel that the
Additional Bonds are exempt from registration under the Securities Act of
1933, as amended, and exempt from qualification under the Trust Indenture Act of 1939;

     (6)	the Trustee shall have received a letter from the Rating Agency to the effect that the Additional Bonds have received a rating from the Rating
Agency of at least "A-" or higher and that the rating on the Outstanding Bonds immediately prior to the issuance of the Additional Bonds will not be qualified, withdrawn or downgraded by the Rating Agency;

     (7)	the Additional Bonds:

          (a)	shall be denominated and payable in United States dollars;

          (b)	shall not rank senior in any respect to the Bonds then
     outstanding; and

          (c)	shall not have a maturity date beyond the Maturity Date of the
     Bonds then outstanding; and

     (8)	any other documents or opinions which the Trustee, the Issuer, or
Bond Counsel may reasonably require.

     Section 2.7.  Mutilated, Lost, Destroyed or Undelivered Bonds.

     (1)	In case any Bond issued hereunder shall become mutilated or be destroyed or lost, the Issuer shall, if not then prohibited by law, cause to be executed, and the Bond Registrar shall authenticate and deliver, a new Bond of like amount, maturity date and tenor, but bearing a number not contemporaneously outstanding, in exchange and substitution for and upon cancellation of any such mutilated Bond, or in lieu of and in substitution for any such Bond destroyed or lost, upon the Holder's paying the reasonable expenses and charges of the Bond Registrar and the Issuer and, in the case of a Bond destroyed or lost, the Holder's filing with the Bond Registrar of evidence satisfactory to the Bond Registrar and the Trustee that such Bond was destroyed or lost, and of the Holder's ownership thereof, and furnishing the Issuer, the Trustee and the Bond Registrar with indemnity satisfactory to them. If the mutilated, destroyed or lost Bond has already matured or been called for redemption in accordance with its terms, it shall not be necessary to issue a new Bond prior to payment.

     (2)	In the event that there are Undelivered Bonds, the Trustee shall authenticate and deliver, with such delivery to occur at the Principal Office of the Trustee to the new Holder or Holders thereof a new Bond or Bonds of like amount in Authorized Denominations registered in the name of the new
Holder or Holders thereof. It shall be the duty of the Trustee to hold the moneys received from the remarketing of a replacement Bond issued in place of an Undelivered Bond, without liability for interest thereon, for the benefit of the former Bondowner, who shall thereafter be restricted exclusively to such moneys for any claim of whatever nature under this Indenture or with respect to the Undelivered Bond and so long as the moneys held by the Trustee equal the full amount due on such Bond on the Rate Adjustment Date, such Bond shall thereafter no longer be secured by this Indenture (except for such moneys so held).

     Section 2.8.  Registration and Exchange of Bonds; Book-Entry System of
Bonds.

     (1)	The Bonds will be issued as a single Bond for each stated maturity in the name of The Depository Trust Company, New York, New York (the "Securities
Depository"), or its nominee, which will act as securities depository for the
Bonds.  During the term of the Bonds, ownership and subsequent transfers of ownership will be reflected by book entry on the records of the Securities
Depository and those financial institutions for whom the Securities Depository effects book-entry transfers (collectively, the "DTC Participants").  No person for whom a DTC Participant has an interest in any Bond (a "Beneficial
Owner") shall receive a bond certificate representing an interest in the Bonds except in the event that the Securities Depository or the Issuer shall determine, at its option, to terminate the book-entry system described in this
Section 2.8 (in which event, the provisions of Section 2.10 shall apply).
Payment of principal of and premium, if any, and interest on, the Bonds will be made by the Trustee in accordance with the DTC Letter of Representations in immediately available funds to the Securities Depository, which will in turn remit such payment of principal, premium if any, and interest to its DTC
Participants, which will in turn remit such principal premium if any, and interest to the Beneficial Owners of the Bonds until and unless the Securities
Depository or the Issuer elects to terminate the book-entry system, whereupon the Issuer shall deliver bond certificates to the Beneficial Owners of the
Bonds or their nominees and shall bear the expense of such delivery.  Bond certificates delivered to the Securities Depository under this section may not be transferred or exchanged except as provided in this section.  In the event of a conflict between the provisions of this Section and the DTC Letter of
Representations, the DTC Letter of Representations will control.

     (2)	The Securities Depository, or its nominee, will be the sole
Bondholder of the Bonds, and no investor or other party purchasing, selling or otherwise transferring ownership of any Bonds will receive, hold or deliver any bond certificates as long as the Securities Depository is the sole Bondholder.

     (3)	The Bonds may not be transferred or exchanged except:

          (a)	to any successor of the Securities Depository (or its nominee)
     or any successor to the Substitute Depository designated pursuant to
     (b)(ii) below, provided that any successor of the Securities Depository or any Substitute Depository must be a qualified and registered "clearing agency" as provided in Section 17A of the Securities Exchange Act of 1934, as amended;

          (b)	to a Substitute Depository designated by or acceptable to the
     Issuer upon (i) the determination by the Securities Depository that the Bonds shall no longer be eligible for depository services or (ii) determination by the Issuer that the Securities Depository is no longer able to carry out its functions, provided that any such Substitute Depository must be qualified to act as such, as provided in subparagraph
     (1) above; or

          (c)	to those persons to whom transfer is requested in written
     transfer instructions from the Issuer in the event that:

               (i)	the Securities Depository shall resign or discontinue its
          services for the Bonds, but only if the Issuer is unable to locate a qualified successor within two months following the resignation or determination of ineligibility; or

               (ii)	upon a determination by the Issuer that the continuation
          of the book-entry system described herein, which precludes the issuance of certificates to any Bondholder, other than the Securities Depository (or its nominee), is no longer in the best interest of the Beneficial Owners of the Bonds (in which event the Borrower must provide for an increase in the Ordinary Fees and Expenses payable hereunder and must verify with the Rating Agency that such increase will not adversely affect the rating on the Bonds).

     (4)	The Depository Trust Company, New York, New York, is hereby appointed the Securities Depository for the Bonds.

     Section 2.9. Ownership of Bonds. The Issuer, the Trustee, the Bond Registrar and the Paying Agent may deem and treat the Holder of any Bond, whether or not such Bond shall be overdue, as the absolute owner of such Bond for the purpose of receiving payment thereof (subject to the provisions of Section 2.2(4) and (5) as to payment of interest) and for all other purposes whatsoever, and the Issuer (or any agent thereof), the Trustee, the Bond Registrar and the Paying Agent shall not be affected by any notice to the contrary.

     Section 2.10. Preparation of Definitive Bonds; Temporary Bonds. While the Bonds are registered in book-entry format pursuant to Section 2.8, Bonds shall be held by the Securities Depository or its agent in typewritten form. Following termination of the book-entry system definitive Bonds shall be lithographed or printed on steel engraved borders at the expense of the Borrower. Until the definitive Bonds are prepared, the Issuer may execute, in the same manner as is provided in Section 2.3 (except that manual signatures may be used), and deliver, in lieu of definitive Bonds, but subject to the same provisions, limitations and conditions as the definitive Bonds, except as to the denominations thereof, one or more temporary Bonds in typewritten form (which shall be registered as to principal and interest), substantially of the tenor of the definitive Bonds, in any denominations authorized by the Issuer, and with such omissions, insertions and variations as may be appropriate to temporary Bonds. The Issuer shall prepare and execute and, upon the surrender of such temporary Bonds for exchange and the cancellation of such surrendered temporary Bonds, deliver in exchange therefor, at the principal corporate trust office of the Bond Registrar, definitive Bonds of the same aggregate principal amount as the temporary Bonds surrendered. Any costs relating to such surrender and cancellation shall be paid by the Borrower. Until so exchanged, the temporary Bonds shall in all respects be entitled to the same benefits and security as definitive Bonds issued pursuant to this Indenture. All temporary Bonds surrendered in exchange for a definitive Bond or Bonds shall be forthwith cancelled by the Bond Registrar.

     Section 2.11.  Registration, Transfer and Exchange of Registered Bonds.

     (1)	In the event of termination of the book-entry system as set forth in
Section 2.8 the Trustee shall, at the expense of the Borrower, prepare, execute and authenticate  fully executed Bonds, shall cause to be kept at the principal corporate trust office of the Bond Registrar a Bond Register in which, subject to such reasonable regulations as the Bond Registrar may prescribe, the Issuer shall execute and provide for the registration of Bonds and the registration of transfers of Bonds.  The Bond Register shall contain a record of every Bond, including bond number and principal amount at any time authenticated hereunder, together with the name and address of the Holder thereof, the date of authentication, the date of transfer or payment, and such other matters as are appropriate for the Bond Register in the estimation of the Bond Registrar and the Trustee.

     (2)	The transfer of each Bond is subject to registration by the Holder thereof only upon compliance with the conditions for registration of transfer imposed on the Holder under this subsection (2) and subsection (6) below.
Upon surrender of any Bond at the principal corporate trust office of the Bond Registrar, the Issuer shall execute (if necessary), and the Bond Registrar shall authenticate and deliver, in the name of the designated transferee or transferees (but not registered in blank or to "bearer" or a similar designation), one or more new Bonds of any authorized denomination or denominations of a like aggregate principal amount, having the same stated maturity and interest rate, as requested by the transferor.

     (3)	At the option of the Holder, Bonds may be exchanged for other Bonds of any authorized denomination or denominations of a like aggregate principal amount and stated maturity, upon surrender of the Bonds to be exchanged at the principal corporate trust office of the Bond Registrar, and upon payment of the taxes, if any, hereinafter referred to.  Whenever any Bonds are so surrendered for exchange, the Issuer shall execute (if necessary), and the
Bond Registrar shall authenticate and deliver, the Bonds which the Holder making the exchange is entitled to receive.

     (4)	All Bonds delivered in exchange for or upon transfer of Bonds shall be valid special obligations of the Issuer evidencing the same debt, and entitled to the same benefits under this Indenture, as the Bonds surrendered for such exchange or transfer.

     (5)	Registration of the transfer of a Bond may be made on the Bond
Register by the Holder in person or by the Holder's attorney duly authorized in writing. Every Bond presented or surrendered for registration of transfer or exchange shall (if so required by the Issuer or the Bond Registrar) be duly endorsed or be accompanied by a written instrument or instruments of transfer, in the form printed on the Bond or in another form satisfactory to the Bond Registrar, duly executed and with guaranty of signature of the Holder thereof or his, her or its attorney duly authorized in writing, and shall include written instructions as to the details of the transfer of the Bond.

     (6)	No service charge shall be made to the Holder for any registration, transfer or exchange, but the Bond Registrar and Issuer may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in connection with any transfer or exchange of Bonds, other than exchanges expressly provided in this Indenture to be made without expense or without charge to Bondholders, and any legal or unusual costs of transfers and lost bonds.

     (7)	Subject to the provisions of subsection (8) below, the Bond Registrar shall endeavor to comply with rules applicable to transfer agents registered with the Securities and Exchange Commission as to the 72-hour "turnaround"
standard established for the transfer of registered corporate securities.

     (8)	The Bond Registrar shall not be required (a) to transfer or exchange any Bond during a period beginning at the opening of business 15 days before the day of the mailing of a notice of redemption or purchase of Bonds under this Indenture and ending at the close of business on the day of such publication or mailing or (b) to transfer or exchange any Bond so selected for redemption or purchase in whole or in part.

     (9)	 In the event any Bondholder fails to provide a correct taxpayer identification number to the Bond Registrar, the Bond Registrar may make a charge against the Bondholder sufficient to pay any governmental charge required to be paid as a result of the failure. In compliance with Section
3406 of the Code, this amount may be deducted by the Paying Agent from amounts payable to the Bondholder under this Indenture or the Bonds.

     Section 2.12. Nonpresentment of Bonds. In the event any Bond shall not be presented for payment when the principal hereof becomes due, if Protected Funds (if required and, if not required, other funds) sufficient to pay such Bonds shall have been paid to the Trustee (or other Paying Agent, if any) for the benefit of the registered owner thereof, all liability of the Issuer to the registered owner thereof for the payment of such Bond shall forthwith cease, determine and be completely discharged, and thereupon it shall be the duty of the Trustee or other Paying Agent to hold such fund or funds, without liability for interest thereon, for the benefit of the Holder of such Bond, who shall thereafter be restricted exclusively to such fund or funds, for any claim of whatever nature on his part under this Indenture or on, or with respect to, said Bond. Any moneys still held by the Trustee (or other Paying Agent, if any) after six years from the date on which the Bond with respect to such amount was paid to the Trustee or other Paying Agent, if any, shall first, if and to the extent permitted by law, be paid to the Trustee or other Paying Agent, if any, to the extent of any amounts owed by the Borrower hereunder, and any remaining balance to the Borrower and shall be discharged from the trust and all liability of the Trustee or other Paying Agent, if any, with respect to such funds shall cease; and the Holder of such Bond shall thereafter be entitled to look only to the Borrower for payment, and the Borrower shall not be liable for any interest thereon.

     Section 2.13. Interest Rights Preserved. Each Bond delivered upon transfer of or in exchange for or in lieu of any other Bond shall carry all the rights to interest accrued and unpaid, and to accrue, which were carried by such other Bond.

     Section 2.14. Destruction of Bonds. Whenever any Outstanding Bond shall be delivered to the Bond Registrar or the Trustee for cancellation pursuant to this Indenture, upon payment of the principal amount and interest represented thereby or for replacement pursuant to Section 2.7 or transfer pursuant to
Section 2.11, such Bond shall be canceled and destroyed by the Bond Registrar or the Trustee, as the case may be, and counterparts of a certificate of cancellation evidencing such cancellation shall be furnished by the Bond Registrar, or the Trustee, as the case may be, to the Bond Registrar or the Trustee, as appropriate, and to the Issuer at its written request.

                             ARTICLE 3

                   REDEMPTION OR PURCHASE OF BONDS

     Section 3.1. Redemption or Purchase. Subject to the provisions of Sections 3.2 and 3.4, the Bonds are subject to redemption or purchase as follows:

     (1)	Calamity Redemption or Purchase.  The Bonds are subject to redemption or purchase in whole or in part, on any Business Day from Protected Funds, in the event of damage to or destruction or condemnation of the Project or any part thereof as provided in the Loan Agreement and the Mortgage, at a redemption or purchase price equal to the principal amount thereof plus accrued interest, without premium.

     (2)	Optional Redemption or Purchase.

          (a)	To and including the Initial Rate Adjustment Date, the Bonds are subject to redemption or purchase at the option of the Borrower, from Protected Funds, in whole or in part on any date, at a redemption or purchase price equal to the percentage of principal amount set forth in the following table, plus accrued interest to the designated redemption date:

     Optional Redemption Periods	                       Redemption
     (dates inclusive)Price
     ---------------------------
     	December 1, 2005 to November 30, 2006	               101.0%
     	December 1, 2006 to December 1, 2007	                100.0

          (b)	After the Initial Rate Adjustment Date, the Bonds are subject to redemption or purchase at the option of the Borrower, from Protected
     Funds, in whole or in part on any date, at a redemption or purchase price equal to the percentage of principal amount set forth in the following table, plus accrued interest to the designated redemption date:

     Length of Rate	        Redemption Prices as a 	            Call Protection
     Period (In Years)*	    Percentage of Principal Amounts	    Period*
     ------------------     -------------------------------     ---------------
     Greater than 10	       102% after 7 years declining 1%	    7 years
		                          per 12 months to 100%

     Less than or equal to  102% after 4 years declining 1%	    4 years
     10 and greater than 7  per 12 months to 100%

     Less than or equal to  102% after 3 years declining 1%	    3 years
     7 and greater than 5	  per 12 months to 100%

     Less than or equal to  101% after 2 years declining 1/2%	  2 years
     5 and greater than 2	  per 6 months to 100%

     2	                     100-1/2% after 1 year declining    	1 year
                            1/2% per 6 months to 100%

*Measured from and including the first day of such Rate Period. 	 The Borrower
will have the option to purchase the Bonds in lieu of this redemption.  If the
Borrower exercises its option to purchase as provided in Section 3.4, the
Borrower is obligated to provide all Protected Funds necessary, together with other Protected Funds held by the Trustee, to pay the principal of and accrued interest on the Bonds to the date of purchase, all as required by Section 3.4.

     (3)	Mandatory Special Redemption or Purchase Upon Determination of
Taxability. The Bonds are subject to mandatory redemption in whole on any date, at a redemption price equal to the principal amount thereof, without premium, plus accrued interest, to the date of redemption, upon a Determination of Taxability. In the event of a Determination of Taxability the Borrower shall have the option to purchase the Bonds in lieu of redemption. If the Borrower exercises its option to purchase as provided in
Section 3.4 hereof, the Borrower is obligated to provide all funds necessary, together with other Protected Funds held by the Trustee, to pay the principal of and accrued interest on the Bonds to the date of purchase all as required by Section 3.4.

     (4)	Mandatory Special Redemption or Purchase Upon Failed Remarketing.
The Bonds are subject to mandatory redemption in whole on any date, at a redemption price equal to the principal amount thereof, without premium, plus accrued interest, to the date of redemption, if the Bonds are not remarketed on a Rate Adjustment Date in accordance with Section 3A.1(3). The Borrower will have the option to purchase the Bonds in lieu of this redemption. If the Borrower exercises its option to purchase as provided in Section 3.4, the Borrower is obligated to provide all Protected Funds necessary, together with other Protected Funds held by the Trustee, to pay the principal of and accrued interest on the Bonds to the date of purchase all as required by Section 3.4.

     (5)	No Other Redemption or Purchase Rights.  Except as provided in this
Section 3.1 and in Section 8.2, the Bonds shall not be subject to redemption or purchase prior to their stated maturity date.

     Section 3.2.  Notice of Redemption or Purchase.

     (1)	To effect the redemption or purchase of the Bonds under Section 3.1, the Trustee shall promptly give notice within the time, in the manner and with the effect provided by this Section 3.2.  Notice of redemption or purchase shall be mailed by first class mail not less than 30 days prior to the redemption or purchase date by the Trustee to the Paying Agent, the Holders of
Bonds to be redeemed or purchased and the Rating Agency.  No defect in or failure to give notice shall affect the validity of the proceedings for redemption or purchase of any Bond.  Such notice, which shall be prepared by the Trustee at the expense of the Borrower, shall state the subsection under
Section 3.1 pursuant to which the Bonds are being called for redemption or purchase and the date on which and the place where they shall be presented for redemption, and, unless all Outstanding Bonds are to be redeemed, each such notice shall refer to the Bonds to be redeemed by their numbers and maturities.  The Trustee shall rescind such notice to each Bondholder at least four Business Days before the date on which such redemption or purchase is scheduled to occur, if Protected Funds sufficient to redeem such Bonds, including accrued interest thereon to the redemption or purchase date and any premium, shall not have been deposited with the Paying Agent.  Except as specifically provided in this Indenture, the Bonds thus called for redemption, provided Protected Funds, if required, and, if not required, other funds for their redemption have been duly deposited, shall not, on or after the specified redemption date, bear any interest and, except for the purpose of payment, shall not be entitled to the lien of the Indenture or the benefits of the Loan Agreement.

     (2)	In addition to the notice prescribed by the foregoing paragraph, the
Trustee shall give notice of the redemption or purchase of any Bond or Bonds or portions thereof at least 30 days before the redemption or purchase date by overnight express delivery service, certified mail or telecopy to all registered securities depositories then in the business of holding substantial amounts of obligations of the character of the Bonds (such depositories now being The Depository Trust Company, Garden City, New York; Pacific Securities
Depository Trust Company, San Francisco, California; and Philadelphia
Depository Trust, Philadelphia, Pennsylvania) and to two or more national information services that disseminate information regarding municipal bond redemptions; provided that any defect in or any failure to give any notice of redemption or purchase prescribed by this paragraph shall not affect the validity of the proceedings for the redemption or purchase of any Bond.

     (3)	Not less than 40 days prior to each redemption date, the Bond
Registrar shall furnish the names and addresses of the Holders of the Bonds as of the Record Date immediately preceding such redemption date to the Trustee.

     Section 3.3. Cancellation. Subject to the provisions of Section 2.12, all Bonds which have been redeemed shall be cancelled by the Trustee as provided in Section 2.14 and shall not be reissued.

     Section 3.4.  Method of Redemption or Purchase.

     (1)	The Trustee shall redeem or purchase Bonds under subsection (1), (2)
or (4) of Section 3.1 only if it has received written notice and instructions to so redeem or purchase at least 40 days before the redemption date, and the
Trustee has been provided with immediately available funds, which are
Protected Funds, sufficient for such purpose when added to other Protected
Funds held under the Indenture, at least four Business Days prior to the redemption or purchase date.

     (2)	The Trustee shall redeem or purchase Bonds under subsection (3) of
Section 3.1 in accordance with the Borrower's instructions within 45 days of the occurrence of a Determination of Taxability, upon receipt of (i) written notice and instructions from the Borrower and (ii) at least four Business Days prior to the redemption date or purchase date immediately available funds, which are Protected Funds, sufficient for such purpose when added to other Protected Funds held under the Indenture.

     (3)	To effect the partial redemption or purchase of Bonds under Section
3.1, the Trustee, prior to giving notice of redemption or purchase, shall assign to each Bond then outstanding a distinctive number for each $5,000 of the principal amount of such Bond.  The Trustee shall then select Bonds for redemption or purchase, using such method of selection as it shall deem proper in its discretion, from the numbers so assigned to such Bonds, as many numbers as, at $5,000 for each number, shall equal the principal amount of such Bonds to be redeemed or purchased.  The Bonds to be redeemed or purchased shall be the Bonds to which were assigned numbers so selected; provided, however, that only so much of the principal amount of each such Bond of a denomination of more than $5,000 shall be redeemed or purchased as shall equal $5,000 for each number assigned to it and so selected.  If a Bond may be redeemed or purchased only in part, it shall be surrendered to the Trustee (with, if the Issuer or
Trustee so requires, a written instrument of transfer in form satisfactory to the Issuer and Trustee duly executed by the Holder thereof or his, her or its attorney duly authorized in writing) and the Issuer shall execute (if necessary) and the Bond Registrar shall authenticate and deliver to the Holder of such Bond, without service charge, a new Bond or Bonds of the same series, of any authorized denomination or denominations, as requested by such Holder, having the same stated maturity and interest rate in aggregate principal amount equal to and in exchange for the unredeemed or unpurchased portion of the principal of the Bond so surrendered.

     (4)	After Bonds are called for redemption or purchase pursuant to this
Article 3, sums in the Bond Fund consisting of Protected Funds sufficient to effect such redemption or purchase shall be irrevocably set aside for such purpose and applied for no other purpose under this Indenture.

     (5)	Upon the setting aside of funds to purchase Bonds pursuant to this
Article 3, the Holder of such Bond or Bonds purchased shall have no claim to interest accruing on the Bonds following the date established for the purchase thereof and such Holder may look only to those funds set aside in the Bond
Fund for the payment of the purchase price of such Bonds.

                                  ARTICLE 3A

                        TENDER AND PURCHASE OF BONDS

     Section 3A.1.	Mandatory Tender of Bonds and Notices to Bondowners.

     (1)	Mandatory Tender and Election to Retain Bonds.  All Bonds are
required to be tendered to the Tender Agent for purchase on the Rate Adjustment Date, except Bonds, or portion thereof, which will be in Authorized Denominations with respect to which the Holders thereof have delivered to the Tender Agent by hand or by mail at its Principal Office a properly completed Notice of Election to Retain Bonds, together with a signature guaranty, on or prior to the fifth Business Day next preceding the Rate Adjustment Date, subject to the provisions of subsection (3). Any Bondowner required to tender Bonds under this subsection shall tender its Bonds in escrow to the Tender Agent for purchase at its Principal Office prior to 10:30 A.M., New York time, on the Rate Adjustment Date. The tender and purchase of Bonds will become mandatory if the Tender Agent has received Remarketing Proceeds on the Rate Adjustment Date in an amount sufficient to pay all Tendered Bonds. The failure to tender Bonds on the Rate Adjustment Date is the equivalent of a tender, and the untendered Bonds will become Undelivered Bonds for which replacement Bonds will be executed, authenticated and delivered as provided in
Section 2.7(2).

     (2)	Preliminary Notice of Mandatory Tender.  Upon the Trustee's receipt of the written notice from the Borrower in accordance with Section 8.2 of the
Loan Agreement, the Trustee will send the Preliminary Notice of Mandatory
Tender to Bondowners of the mandatory tender for purchase of Bonds on the Rate
Adjustment Date not less than 45 calendar days prior to the Rate Adjustment
Date.

     (3)	Cancellation of Mandatory Tender; Notice.  If the Trustee does not receive Remarketing Proceeds in accordance with Section 3A.4(2) by 11:00 A.M.,
New York time, on the Rate Adjustment Date and written confirmation from the Rating Agency that the Bonds will be rated no lower than the rating set forth in the Preliminary Notice of Mandatory Tender for the Rate Period commencing on the Rate Adjustment Date, the mandatory tender of the Bonds will be automatically canceled. The Trustee will promptly send the Notice of Canceled Mandatory Tender to the Bondholders and the Tender Agent and will promptly return tendered Bonds to the respective Holders.

     (4)	Failure to Give Notice.  Any defect in any notice as provided in subsections (2) and (3) or any failure by any Bondowner to receive any notice will not in any way change the Holder's obligation to tender the Bonds for purchase on the Rate Adjustment Date.

     Section 3A.2.	Irrevocability of Elections; Return of Improperly Completed
Documents.  The Tender Agent, to whom a Notice of Election to Retain Bonds has been delivered, shall determine whether the Notice of Election to Retain Bonds has been properly completed and such determination shall be binding on the
Holder of the Bond.  Subject to Section 3A.1(3), any election by a Bondholder to retain its Bond on the Rate Adjustment Date shall be irrevocable upon delivery to the Tender Agent of the Notice of Notice of Election to Retain
Bonds.  The Tender Agent shall promptly return any incomplete or improperly completed Notice of Election to Retain Bonds to the Bondholder.

     Section 3A.3.	Notice of Principal Amount of Bonds Tendered.  Promptly
after the requisite time by which a Notice of Election to Retain Bonds is required to be delivered pursuant to Section 3A.1(1), the Tender Agent shall give Immediate Notice to the Trustee, the Remarketing Agent and the Borrower of its receipt of Notices of Election to Retain Bonds and specifying the total principal amount of Bonds required to be tendered for purchase on the Rate Adjustment Date and the aggregate Tender Price therefor. The written portion of such Immediate Notice given by the Tender Agent shall include copies of the Notices of Election to Retain Bonds.

     Section 3A.4.	Remarketing of Tendered Bonds.

     (1)	Pursuant to the terms of this Indenture and the Remarketing
Agreement, and upon receipt of notice from the Tender Agent, specifying the principal amount of Tendered Bonds as provided in Section 3A.3, the Remarketing Agent will exercise its best efforts to sell all of the Tendered Bonds as provided in the Remarketing Agreement. The Remarketing Agent will not remarket any Bonds at a price below par plus accrued interest thereon.
(2)	The Remarketing Agent will transfer, by wire transfer in immediately available funds, the Remarketing Proceeds derived from the sale of Tendered Bonds to the Trustee at or before 10:00 A.M., New York time, on the Rate Adjustment Date. The Remarketing Agent is not obligated to transfer any funds to the Tender Agent in excess of Remarketing Proceeds that the Remarketing Agent has received from purchasers of Tendered Bonds.

     Section 3A.5.	Notice of Principal Amount of Bonds Remarketed.  The
Remarketing Agent will provide Immediate Notice to the Trustee, the Tender Agent and the Borrower, by 3:00 P.M., New York time, on the second Business Day preceding the Rate Adjustment Date, specifying the new interest rate to become effective as of the Rate Adjustment Date and the aggregate principal amount of Tendered Bonds which have been remarketed, (ii) the aggregate principal amount of Tendered Bonds which have not been remarketed, and (iii) the amount of Remarketing Proceeds to be paid over to the Tender Agent by the Remarketing Agent on the Rate Adjustment Date, which amount shall be equal to the proceeds of the remarketing of the Tendered Bonds. Concurrently with the notice described in the preceding sentence, the Remarketing Agent shall also give the Trustee (with a copy to the Tender Agent) instructions as to the registration and delivery, with such delivery to occur at the Principal Office of the Tender Agent to the Remarketing Agent of any Tendered Bonds for whose purchase the Remarketing Agent will make a deposit of funds with the Tender Agent on the Rate Adjustment Date.

     Section 3A.6.	Purchase of Tendered Bonds.

     (1)	Tendered Bonds shall be purchased from the Holders thereof on the
Rate Adjustment Date at the Tender Price which shall be payable solely from the following sources in the order of priority listed:

          (a)	Remarketing Proceeds;

          (b)	Protected Funds from any other source; and

          (c)	moneys from any other source.

     (2)	On each Rate Adjustment Date, all Bonds purchased with Remarketing
Proceeds shall be delivered and registered as directed by the Remarketing
Agent pursuant to Section 3A.5.

     (3)	The Tender Agent shall pay the Tender Price for each Tendered Bond prior to the Tender Agent's close of business on the Rate Adjustment Date only after receipt of the Bond, properly endorsed in blank, together with a signature guaranty. Payment of the Tender Price of any Bond tendered for purchase shall be made: (i) by check or draft mailed to the Holder thereof at the Holder's address as it appears on the Bond Register or at such other address as is furnished to the Tender Agent in writing by such Holder; or (ii) in the case of the purchase from an Holder of $1,000,000 or more in aggregate principal amount of Bonds, by electronic transfer to such Holder upon written notice from such Holder which written notice accompanies such Holder's Notice of Election to Tender Bonds. The electronic transfer instructions must describe the name and ABA routing number of the bank (located in the continental United States) and the account number and acknowledge an electronic transfer fee payable by the Holder.

     (d)	The Trustee, on the written advice of the Remarketing Agent, will authenticate remarketed Bonds in the names of the purchasers thereof and in the appropriate denominations, and deliver the Bonds to the Remarketing Agent upon the Tender Agent's receipt of the Remarketing Proceeds. The Trustee will cancel, pursuant to Section 2.14, all Bonds which have been physically tendered. Tendered Bonds which have been purchased by the Trustee on behalf of the Borrower shall be registered in the name of the Borrower.

     (e)	Notwithstanding anything in this Indenture to the contrary, the
Trustee shall pay the Tender Price with respect to an Undelivered Bond only upon the actual receipt of such Bond, and such Tender Price shall be equal to the principal amount of such Bond plus accrued interest to the Rate Adjustment Date. An Undelivered Bond shall not be considered Outstanding pursuant to this Indenture.

     Section 3A.7.	Purchase Fund.

     (1)	A special trust fund is hereby created with the Tender Agent and designated the Purchase Fund. The Purchase Fund has not been pledged or assigned under this Indenture and is not subject to the lien created by this Indenture. The Tender Agent will deposit the proceeds of the remarketing of Tendered Bonds (other than Bonds remarketed to an Insider, which will be placed in a separate account in the Purchase Fund). The Tender Agent will remit to the Holders of the Tendered Bonds the funds in the Purchase Fund
(other than any funds being held for the benefit of former Holders of Undelivered Bonds) in payment of the Tender Price of the Tendered Bonds.
Moneys from the remarketing of Tendered Bonds to an Insider shall be applied solely to the purchase price of Bonds held by the Borrower. The Tender Agent shall hold moneys for the former Holders of Undelivered Bonds in a segregated escrow account and designated "Undelivered Bond Account." Moneys in the Undelivered Bond Account shall not be invested, and the Tender Agent shall not be liable to the Issuer, the Borrower or any former Holder of an Undelivered Bond for any interest thereon.

     (2)	On any Rate Adjustment Date, the Trustee shall transfer on the Bond
Register ownership of all of the Tendered Bonds to the names of the respective purchasers thereof.  From and after such date, the principal of, and redemption premium, if any, and interest on such Bonds shall be payable solely to such purchasers, their transferees or the successors thereto.  The Holders of Tendered Bonds immediately prior to a Rate Adjustment Date with respect to which a Notice of Election to Retain Bonds has not been given pursuant to
Section 3A.1 shall be entitled solely to payment of the Tender Price for such
Bonds upon delivery thereof to the Tender Agent as herein provided and shall not be entitled to the payment of any principal, redemption premium, if any, or interest thereon thereafter.

     Section 3A.8.	No Sales After Certain Defaults.  Notwithstanding any
provision of this Indenture to the contrary, there shall be no sales of Bonds pursuant to this Article 3A if an Event of Default has occurred and is continuing. The Trustee shall give Immediate Notice to the Remarketing Agent, the Tender Agent, the Borrower and the Bondowners of (i) the occurrence and continuation of any Event of Default and that the Event of Default results in no purchase or sales of Bonds being permitted pursuant to this Article and
(ii) the cure of any of Event of Default and that in consequence purchases and sales are again permitted pursuant to this Article.

     Section 3A.9.	Remarketing Agent.  The Borrower shall appoint the
Remarketing Agent for the Bonds, subject to the conditions set forth in
Section 3A.10. The Remarketing Agent shall designate to the Trustee its principal office and signify its acceptance of the duties and obligations imposed upon it hereunder by a written instrument of acceptance or a remarketing agent agreement with the Borrower and delivered to the Trustee under which the Remarketing Agent will also agree to keep such books and records as shall be consistent with prudent industry practice and to make such books and records available for inspection by the Issuer, the Trustee, the Tender Agent and the Borrower at all reasonable times.

     Section 3A.10.	Qualifications of Remarketing Agent.

     (1)	The Remarketing Agent shall be a member of the National Association of Securities Dealers, Inc. or a national banking association and shall meet such capitalization or credit requirements as are acceptable to the Rating
Agency, and authorized by law to perform all the duties imposed upon it by this Indenture.  The Remarketing Agent may at any time resign and be discharged of the duties and obligations created by this Indenture by giving at least 30 days' written notice to the Issuer, the Borrower, the Tender Agent and the Trustee.  The Remarketing Agent may be removed at any time, without cause, upon at least 30 days' written notice to the Remarketing Agent, at the direction of the Borrower by an instrument signed by the Authorized Borrower
Representative, filed with the Trustee, the Tender Agent, the Issuer and the
Remarketing Agent.

     (2)	In the event of the resignation or removal of the Remarketing Agent, the Remarketing Agent shall pay over, assign and deliver any moneys and Bonds held by it in such capacity to its successor.  In the event that the Borrower shall fail to appoint a replacement Remarketing Agent hereunder, the Issuer may do so.


                               ARTICLE 4

                          GENERAL COVENANTS

     Section 4.1. Payment of Principal, Premium and Interest. Solely from the moneys derived from the Loan Agreement (other than to the extent payable from proceeds of the Bonds, temporary investments, or amounts recovered by the Trustee under the Mortgage or the Assignment), the Issuer will duly and punctually pay the principal of, premium, if any, and interest on the Bonds in accordance with the terms of the Bonds and this Indenture. Moneys derived from the Loan Agreement include all moneys derived from the Granting Clauses set forth herein, including, but not limited to, the Project Revenues under the Loan Agreement, and trust funds deposited in the Funds (excluding funds held in the Bond Proceeds Fund and arbitrage rebate whether or not deposited in the Rebate Fund) to the extent hereof and in the manner provided in Article 5 hereof. Nothing in the Bonds or in this Indenture shall be considered as assigning or pledging funds or assets of the Issuer other than those covered by the Granting Clauses set forth herein.

     Section 4.2.  Performance of Covenants.

     (1)	The Issuer covenants that it will faithfully perform at all times any and all of its covenants, undertakings, stipulations and provisions contained in this Indenture, in any and every Bond executed, authenticated and delivered hereunder and in all proceedings of its governing body pertaining thereto;
that it is duly authorized under the Constitution and laws of the State, including particularly and without limitation the Act, to issue the Bonds authorized hereby, to execute this Indenture, to loan the proceeds of the
Bonds to the Borrower and to assign and pledge the Borrower's payments under the Loan Agreement in the manner and to the extent herein set forth; that all action on its part for the issuance of the Bonds and the execution and delivery of this Indenture has been duly and effectively taken; and that the
Bonds in the hands of the Holders thereof are and will be valid and enforceable obligations of the Issuer according to the terms thereof.

     (2)	The Trustee covenants that it will faithfully perform at all times any and all of its covenants, undertakings, stipulations and provisions contained in this Indenture, and in every Bond executed, authenticated and delivered hereunder; that it is duly organized, validly existing, in good standing and possesses all licenses and authorizations necessary to enter into this Indenture, the Mortgage and the Assignment; that it has full power and authority to enter into this Indenture, the Mortgage and the Assignment and the transactions contemplated thereby; that the Indenture, the Mortgage and the Assignment have been duly executed and delivered by it; that this Indenture, the Mortgage and the Assignment constitute legal, valid, binding and enforceable obligations of the Trustee (subject to bankruptcy, insolvency or creditor rights laws generally and principles of equity generally) without offset, defense or counterclaim, that the execution, delivery and performance of this Indenture, the Mortgage and the Assignment by the Trustee will not cause or constitute, including due notice or lapse of time or both, a default under or conflict with organizational documents or other agreements or otherwise materially or adversely affect performance of duties; that the execution of this Indenture, the Mortgage and the Assignment by the Trustee will not violate any law, regulation, order or decree of any governmental authority; that all consents, approvals, authorizations, orders or filings of or with any court or governmental agency or body, if any, required for the execution, delivery and performance of this Indenture, the Mortgage and the Assignment by the Trustee have been obtained or made; and that there is no pending action, suit, proceeding, arbitration or governmental investigation against it, an adverse outcome of which would materially adversely affect its performance under this Indenture, the Mortgage or the Assignment.

     Section 4.3. Instruments of Further Assurance. The Issuer covenants that it has not made, done, executed or suffered, and will not make, do, execute or suffer, any act or thing whereby its interest in the Loan Agreement or any part thereof is now or at any time hereafter will be impaired, changed or encumbered in any manner whatsoever, except as may be expressly permitted herein or in the Loan Agreement or as required by law; and that it will do, execute, acknowledge and deliver or cause to be done, executed, acknowledged and delivered, such instruments supplemental hereto and such further acts, instruments and transfers as the Trustee may reasonably require for the better assuring, transferring, pledging, assigning and confirming unto the Trustee all and singular the sums assigned and pledged hereby to the payment of the principal of, premium, if any, and interest on the Bonds.

     Section 4.4.  Recording and Filing.

     (1)	The Issuer covenants that it will notify the Borrower of the
Borrower's obligation to deliver the title policy or policies required by
Section 3.5 of the Loan Agreement as evidence of recordation of the Regulatory Agreement, the Mortgage, the Assignment and all related financing statements.

     (2)	On or before December 1 of each fifth calendar year, commencing on
December 1, 2002, or at such other time or times as the Trustee may request, the Borrower, at its sole expense, shall furnish to the Trustee, the Issuer and the Rating Agency an opinion of Independent Counsel stating that, in the opinion of Independent Counsel, such action has been taken with respect to the recording, filing, re-recording and re-filing of the Regulatory Agreement, the Mortgage and the Assignment, any supplements thereto and any other requisite documents and with respect to the execution and filing of any financing statements and continuation statements as are necessary to perfect and maintain the perfection of the liens granted hereunder in the Trust Estate and to preserve and protect fully the security of the Holders of the Bonds and the rights of the Trustee hereunder and under any of the other aforesaid instruments for the next five-year period.

     Section 4.5. Books and Records. The Trustee covenants that so long as any Outstanding Bonds issued hereunder and secured by this Indenture shall be unpaid, the Trustee will keep proper books or records and accounts, in which full, true and correct entries will be made of all its financial dealings or transactions in relation to the Project and the payments derived from the Loan Agreement, this Indenture, the Mortgage and the Assignment. At reasonable times and under reasonable regulations established by the Trustee, such books shall be open to the inspection of the Holders, the Issuer and the Rating Agency, and such accountants or other agencies as the Holders, the Issuer or the Rating Agency may from time to time designate in writing to the Trustee.

     Section 4.6. Bondholders' Access to Bond Register. At reasonable times and under reasonable regulations established by the Bond Registrar, the Bond Register or a copy thereof may be inspected and copied by the Issuer, the Trustee or the Holders (or a designated representative thereof) of 10% or more in principal amount of the then Outstanding Bonds, such authority of any such designated representative to be evidenced to the reasonable satisfaction of the Bond Registrar. Except as otherwise may be provided by law, the Bond Register shall not be deemed a public record and shall not be made available for inspection by the public, unless and until written notice to the contrary is given to the Bond Registrar by the Issuer.

     Section 4.7. Rights Under Loan Agreement. The Loan Agreement sets forth covenants and obligations of the Issuer and the Borrower, and reference is hereby made to the same for a detailed statement of said covenants and obligations. The Issuer agrees to cooperate in the enforcement of all covenants and obligations of the Borrower under the Loan Agreement and agrees that the Trustee, in its name may enforce all rights of the Issuer (other than those rights contained in Sections 4.4(2), 4.4(3), 4.4(5), 7.4 and 9.5 of the Loan Agreement) and all obligations of the Borrower under and pursuant to the Loan Agreement and on behalf of the Holders, whether or not the Issuer has undertaken to enforce such rights and obligations.

     Section 4.8.  Rights Under Mortgage and Assignment.

     (1)	The Issuer acknowledges that it is not a party to the Mortgage or the
Assignment and that such instruments further secure payment of the Bonds, interest thereon and amounts due under certain other Related Documents, and reference is hereby made to the same for a detailed statement of the obligations of the parties thereto.

     (2)	Subject to the terms hereof and of the Mortgage, the Assignment and the Regulatory Agreement, until the happening of an Event of Default hereunder, the Borrower shall be permitted to possess, use and enjoy the
Mortgaged Property and to receive and use the issues and profits of the
Mortgaged Property.

     Section 4.9. Continuing Disclosure. Pursuant to Section 7.3 of the Loan Agreement, the Borrower has undertaken all responsibility for compliance with continuing disclosure requirements, and the Issuer shall have no liability to the Holders of the Bonds or any other person with respect to Securities Exchange Commission Rule 15c2-12, as amended. Notwithstanding any other provision of this Indenture, failure of the Borrower to comply with the Continuing Disclosure Agreement shall not be considered an Event of Default; however, a Bondholder or Beneficial Owner may take such actions as may be necessary and appropriate, including seeking mandate or specific performance by court order, to cause the Borrower to comply with its obligations under
Section 7.3 of the Loan Agreement. For purposes of this Section, "Beneficial Owner" means any person which (a) has the power, directly or indirectly, to vote or consent with respect to, or to dispose of ownership of, any Bonds (including persons holding Bonds through nominees, depositories or other intermediaries), or (b) is treated as the owner of any Bonds for federal income tax purposes.

                                    ARTICLE 5

                               FUNDS AND ACCOUNTS

     Section 5.1.  Trust Funds Pledged and Assigned to the Trustee.

     (1)	All payments, revenues and income receivable by the Issuer under the
Loan Agreement and pledged and assigned by this Indenture to the Trustee, together with the balance of the Trust Estate, are to be paid directly to the
Trustee and, subject to the provisions of Section 8.6, deposited by it in the
Funds described in this Article 5 and held in trust for the purposes set forth herein, and, except as otherwise provided herein, shall not be subject to any lien, levy, garnishment or attachment by any creditor of the Issuer or the
Borrower nor shall they be subject to any assignment or hypothecation by the
Borrower.  The Trustee shall at all times maintain accurate records of deposits into such funds and the sources and timing of such deposits.

     (2)	In addition, each Fund shall constitute a segregated trust account or accounts maintained with the corporate trust department of a federal depository institution or state-chartered depository institution subject to regulations regarding fiduciary funds on deposit similar to Title 12 of the
Code of Federal Regulations Section 9.10(b) which, in either case, has corporate trust power, acting in a fiduciary capacity from all other funds held by the Trustee, shall be established in the name of the Trustee and shall bear the designation provided below with a qualifier indicating such fund is held with respect to the Bonds (an "Eligible Account").  The Trustee shall not deposit into such Funds any moneys other than as provided in this Indenture.

     Section 5.2.  Bond Proceeds Fund; Disbursement of Bond Proceeds.

     (1)	A special trust fund is hereby created and designated the Bond
Proceeds Fund. The proceeds of the Bonds (less accrued interest which shall be deposited in the Bond Fund) shall be deposited with the Trustee on the date of Bond Closing for deposit to the Bond Proceeds Fund.

     (2)	Immediately upon deposit of the proceeds of the Bonds to the Bond
Proceeds Fund and upon receipt of an executed requisition certificate in the form of Exhibit A hereto, the Bond Proceeds shall be transferred to the Prior Note Holder (as defined in Exhibit A) upon simultaneous receipt by the Trustee from the Prior Note Holder of a receipt for the proceeds of the Bonds in the form of Exhibit A hereto.

     Section 5.3.	Revenue Fund and Bond Fund.

     (1)	Special trust funds are hereby created and designated the Revenue
Fund and the Bond Fund.

     (2)	The Trustee shall deposit in the Bond Fund all interest which has accrued on the Bonds from the dated date of the Bonds to the date of the Bond Closing.

     (3)	All Project Revenues are assigned by the Indenture to the Trustee for deposit in the Revenue Fund.

     (4)	All Project Revenues received by the Borrower shall be transferred to the Trustee within one Business Day of receipt.  The Borrower is solely responsible for the collection of rentals paid by tenants of the Project and agrees to deposit Project Revenues in a depository account established solely for that purpose, which account shall be invested in Permitted Investments, provided that the sums of all accounts maintained by the Borrower at any one depository shall not exceed $100,000.  The Trustee is under no obligation to monitor receipt of rents paid by tenants.  The Borrower may retain in its depository account a balance of up to $10,000 from the Project Revenues to cover insufficient funds checks from tenants.

     (5)	Provided no Event of Default has occurred and is continuing, the balance of the Revenue Fund shall be distributed by the Trustee within 2 Business Days of the 15th day of the month as follows:

     FIRST:	to the Bond Fund one-sixth of the interest to become due on the next Interest Payment Date and one-sixth of the principal to become due on the next Principal Payment Date, provided that (i) monthly deposits from January 15, 1998 through May 15, 1998 will be equal to a pro rata portion of the principal of and interest on the Bonds due on June 1, 1998, and (ii) when the amount in the Bond Fund is equal to the next required payment of principal and interest no further payments shall be required that month;

     SECOND:	to the Rebate Fund the amount calculated by the Arbitrage
Consultant as due with respect to a particular Bond Year;

     THIRD:	to the Trustee, the amount of its Ordinary Fees and Expenses then due, if any and then to the Arbitrage Consultant, the reasonable fees and expenses as billed and due to it for services hereunder;

     FOURTH:	to the Real Estate Tax and Insurance Account of the Servicing
Fund, 1/12 of 100% of the amount budgeted by the Borrower in the Annual Budget for annual premiums for insurance required to be maintained pursuant to the Loan Agreement and for annual real estate taxes (or payments in lieu of taxes) or other charges for governmental services for the current year (except for utility charges); provided, however, that distribution by the Trustee to the Real Estate Tax and Insurance Account in respect of the first date or dates on which premiums for insurance and taxes or other payments described above are payable shall be made in amounts equal to the respective quotients obtained by dividing (i) the amount of such premiums and (ii) the amount of such taxes or other charges by the respective number of months, including the month of computation, to and including the month prior to the month in which such premiums or taxes are payable;

     FIFTH:	to the Repair and Replacement Account of the Servicing Fund, the
sum of $10,852.67; and

     SIXTH:	to the Surplus Fund, any moneys not required currently to be paid into any of the above Funds to be used to cure any cumulative deficiencies in any of the above funds.

     (6)	The Trustee shall also deposit to the Bond Fund any amounts
transferred thereto pursuant to Sections 5.8 and 5.9 and any amounts deposited to effect an optional redemption of Bonds pursuant to Article 3. Except as otherwise provided herein, all Revenues shall be deposited to the Bond Fund and used to pay principal of, premium, if any, and interest on the Bonds, when due.

     Section 5.4.  Surplus Fund.

     (1)	The Trustee shall establish and maintain a fund separate from any other fund established and maintained hereunder, designated the Surplus Fund.

     (2)	Moneys in the Surplus Fund shall be disbursed by the Trustee without further authorization, within 2 Business Days of the 20th day of the month, upon receipt of a statement to pay the Rating Agency its fees of $5,000 per year, or to remedy any deficiency in any other Fund in the order of priority set forth in paragraphs (6) and (7) of Section 5.3.

     (3)	Any balance in the Surplus Fund remaining after payment of the items listed in clauses FIRST through FIFTH of paragraph (5) of Section 5.3 and paragraph (2) of this Section and in excess of $5,000 shall be promptly distributed to the Borrower.

     Section 5.5. Purchase of Bonds at Request of Borrower. Upon deposit by the Borrower in the Bond Fund of sums in excess of amounts required to pay principal and interest due on the Bonds on the next Interest Payment Date and Principal Payment Date and other payments then and theretofore required to be so deposited, which, together with any other available funds in the Bond Fund requested to be so used by the Borrower, are sufficient to redeem, provide for the discharge of, or purchase, on the open market, one or more Bonds from Protected Funds, as provided in Section 8.1 of the Loan Agreement, the Trustee shall use such funds, at the written direction of the Borrower, to purchase Bonds which are tendered for purchase by the Borrower, in the amount of the sums so deposited or available. All Bonds so purchased by the Trustee shall be cancelled as soon as received unless otherwise directed in the request of the Borrower.

     Section 5.6.  Deposit of Funds With Paying Agent.

     (1)	If the Trustee is not the Paying Agent, the Trustee shall transfer and remit sums from the Bond Fund to the Paying Agent on or before the Business Day prior to each Interest Payment Date and Principal Payment Date, from the balance then on hand in the Bond Fund, sufficient to pay all principal, interest and redemption premiums then due on the Bonds. The Paying Agent shall hold in trust for the Holders of such Bonds all sums so transferred to it in Eligible Accounts until paid to such Holders or otherwise disposed of as herein provided.

     (2)	Subject to the provisions of Sections 2.12, interest on each Bond
(including accrued interest to the date of deposit and interest, to the extent permitted by law, on overdue installments of interest at the rate borne by such Bond) (a) shall cease on its Maturity Date, provided that funds sufficient for the payment thereof with accrued interest and any redemption premium have been deposited with the Paying Agent on or before the Maturity
Date, and in the case of redemption, that the requirements of Article 3 have been complied with, or (b) shall cease on any date after its Maturity Date on which such deposit has been made, and the Holder shall have no further rights with respect to the Bonds or under this Indenture except to receive the payment so deposited.

     (3)	The Trustee will cause any Paying Agent which is not the Trustee to execute and deliver to it an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section 5.6, that such
Paying Agent will:

          (a)	hold all sums held by it for the payment of principal of (and premium, if any) or interest on Bonds in trust for the benefit of the Holders of such Bonds until such sums shall be paid to such Holders or otherwise disposed of as herein provided; and

          (b)	at any time during the continuance of any default in the making of any such payment of principal (and premium, if any) or interest, upon the written request of the Trustee forthwith pay to the Trustee all sums so held in trust by such Paying Agent.

     Section 5.7.  Rebate Fund.

     (1)	The Trustee shall establish and maintain a fund separate from any other fund established and maintained hereunder, designated as the Rebate
Fund. There shall be deposited in the Rebate Fund such amounts as are required to be deposited therein pursuant to the Non-Arbitrage Certificate at the direction of the Arbitrage Consultant. Subject to the transfer provisions provided in subsection (3) below, all amounts on deposit in the Rebate Fund shall be held by the Trustee in trust, to the extent required to pay arbitrage rebate to the United States of America, and neither the Issuer, the Borrower nor the Holders of any Bonds shall have any rights in or claim to such money.
All amounts held in the Rebate Fund shall be governed by this Section and by the Non-Arbitrage Certificate (which is incorporated herein by reference).

     (2)	The Trustee shall be entitled to unconditionally accept and rely upon the recommendations, advice, calculations and opinions of the Arbitrage
Consultant as to actions required or not required to be taken by the Trustee to comply with the provisions of Section 148(f) of the Code, including the payment of arbitrage rebate.  The Trustee agrees to act in accordance with the recommendations, advice and opinions of the Arbitrage Consultant for the purpose of complying with any applicable provision of Section 148(f) of the
Code.

     (3)	Pursuant to the Non-Arbitrage Certificate, the Trustee shall remit all rebate installments and a final rebate payment to the United States of America pursuant to the final report of the Arbitrage Consultant. The Trustee shall have no obligation to pay any amounts required to be rebated pursuant to this Section and the Non-Arbitrage Certificate, other than from moneys held in the Funds created under this Indenture or from other moneys provided to it by the Borrower. Any moneys remaining in the Rebate Fund after redemption and payment of all of the Bonds, the payment of any other amounts due hereunder and payment and satisfaction of any arbitrage rebate shall be withdrawn and remitted to the Borrower.

     (4)	Notwithstanding any other provision of this Indenture, including in particular Article 7 hereof, the obligation to pay arbitrage rebate to the
United States of America and to comply with all other requirements of this
Section and the Non-Arbitrage Certificate shall survive the defeasance or payment in full of the Bonds.

     Section 5.8.  Mortgage Recovery Fund.

     (1)	The Trustee shall establish and maintain a special trust fund separate from any other fund established and maintained hereunder designated as the Mortgage Recovery Fund.

     (2)(a)	Subject to subparagraph (b), in the event there is damage,
destruction or condemnation of the Project and the Proceeds exceed $250,000 per occurrence, the Proceeds shall be deposited in the Mortgage Recovery
Fund. Moneys in the Mortgage Recovery Fund shall be disbursed in the following order of priority to (1) pay or reimburse the Borrower for the costs of repairing or replacing the Project, in accordance with paragraph (6) below;
(2) to the extent permitted by Section 3.14 of the Mortgage, or if the Borrower fails to comply with the requirements of paragraph (6) below, redeem or purchase Bonds, in whole or in part, or to pay the principal of and interest on the Bonds upon the acceleration of the maturity thereof to the extent the available Proceeds are Protected Funds; (3) make payments of principal and interest on the Bonds; and (4) pay Additional Charges. The Trustee's use of Proceeds is further subject to the provisions of paragraph
(4) below. The disposition of Proceeds not exceeding $250,000 per occurrence shall be governed by Section 3.14 of the Mortgage.

     (b)	If damage, destruction or condemnation of substantially all of the
Project occurs, if any damage, destruction or condemnation occurs within six months of the final maturity of the Bonds and the Proceeds exceed $250,000 per occurrence or if the Project cannot be repaired or replaced to its condition immediately prior to such casualty, or in the case of a Condemnation to a condition suitable for the continued operation of the remaining portion of the Project, prior to expiration of the Borrower's business interruption insurance, the Proceeds shall be deposited in the Mortgage Recovery Fund and shall be disbursed to redeem or purchase Bonds in accordance with Section
3.1(1).

     (3)	In the event of a foreclosure of the Mortgage, the Net Proceeds realized from the foreclosure sale shall be deposited in the Mortgage Recovery Fund and shall be disbursed by the Trustee to (a) redeem Bonds, in whole, to the extent Net Proceeds are Protected Funds; (b) make payments of principal and interest on the Bonds or other amounts due under the Related Documents; or
(c) pay Additional Charges. The Trustee's use of Net Proceeds pursuant to clause (c) is subject to the provisions of paragraph (4) below.

     (4)	Moneys in the Mortgage Recovery Fund shall be transferred by the
Trustee to the Bond Fund to pay principal of and interest on the Bonds when due to the extent funds are not otherwise available to make payment on the Bonds when due.

     (5)	In the event moneys are deposited in the Mortgage Recovery Fund pursuant to the Assignment, such moneys shall be disbursed in the manner set forth in paragraph (3) above.

     (6)(a)	If amounts in the Mortgage Recovery Fund are to be applied to pay or reimburse the Borrower for the costs of repairing or replacing the Project the following shall govern:

          (1)	The Trustee shall have been furnished within 120 days after the date of such casualty or condemnation, (i) a written opinion of a Project Engineer based upon plans, specifications and cost estimates provided to the Project Engineer by the Borrower that the Project can be restored within a period of 360 days after the date of such casualty or condemnation to its condition immediately prior to such casualty, or in the case of a Condemnation, to a condition suitable for the continued operation of the remaining portion of the Project, and in any event prior to expiration of the Borrower's business interruption insurance, and (ii) a contract between the Borrower and a general contractor, whereby the general contractor agrees to restore the Project for a fixed price (the "Construction Contract");

          (2)	The Borrower shall provide to the Trustee a construction
     statement itemizing the full cost of the repair or restoration and the time schedule for completion, sworn to by the Borrower or the general contractor (the "Construction Statement") unless an itemized list of the full cost of repair and restoration and the time schedule is set forth in the Construction Contract;

          (3)	The Proceeds to be deposited in the Mortgage Recovery Fund to pay for such repair or restoration must be sufficient to complete such repair or restoration, or the Borrower must deliver to the Trustee for deposit in the Mortgage Recovery Fund the net difference prior to commencing repair or restoration;

          (4)	Disbursements from the Mortgage Recovery Fund to pay the cost of such repair or restoration shall be made not more frequently than twice a month for restoration work completed and in place;

          (5)	The Trustee shall retain in the Mortgage Recovery Fund, 10% of each disbursement requested until disbursed in accordance with subparagraph (6)(b), (c) or (d) below; and

          (6)	Disbursements from the Mortgage Recovery Fund for the cost of repair or restoration of the Project shall be made by the Trustee within seven calendar days of the receipt of:

               (i)	a Requisition, signed by the Borrower and approved by the
          Project Engineer, stating to whom the payment is to be made, the general purpose for which the obligation to be paid was incurred and identifying the obligation as one set forth in the Construction Statement or Construction Contract required above;

			            (ii)	evidence satisfactory to the Trustee furnished by the
          Borrower that it has filed an amendment to all financing statements satisfying the requirements of the Uniform Commercial Code of the
          State or the State of Georgia, as applicable, adding to the property description of the Covey Project or the Park Trace Project, as
          applicable, any items, not previously included, which are acquired as part of the Covey Project or the Park Trace Project; and

               (iii)	a title search certificate as described in Section 3.5 of
          the Loan Agreement and applicable lien waivers.

     The Trustee shall be fully protected and incur no liability in relying upon all statements made by the Borrower in the Requisition.

     (b)	The Trustee shall not honor any Requisition if an Event of Default under the Loan Agreement, any Related Document to which the Borrower is a party or this Indenture shall have occurred and is continuing nor shall the Trustee honor any Requisition to the extent the amount requested exceeds the cost allocated to or allowed for such work per the Construction Statement or as set forth in the Construction Contract as provided in clause (a)(2) of this subsection (6). All requisitions in the form provided by this Indenture and all other statements, orders, certifications and approvals received by the Trustee, as required by this Article as conditions of payment from the Mortgage Recovery Fund, may be conclusively relied upon by the Trustee, and shall be retained by the Trustee, subject at all reasonable times to examination by the Borrower, the Issuer, and the agents and representatives thereof.

     (c)	In the event that the Borrower does not complete the repair or replacement of the Project in accordance with the Construction Statement or as set forth in the Construction Contract as provided in clause (a)(2) of this subsection (6), the Trustee shall, after 30 days' written notice from the Trustee to the Borrower of such failure and continuance of such failure at the end of such period, either disburse moneys in the Mortgage Recovery Fund, including retainage for the payment of costs of repairing or replacing the Project, or disburse moneys in the Mortgage Recovery Fund for any other purpose described in paragraph (2) above (other than clause (a)) in the priority set forth in paragraph (2).

     (d)	Upon the completion of the repair or replacement of the Project (as evidenced by a certificate of the Project Engineer, a certificate of occupancy, delivery of construction lien waivers and delivery of an endorsement to the title policy insuring a first lien against the Premises), the accumulated retainage shall be disbursed to the Borrower and the balance in the Mortgage Recovery Fund shall be first, applied to any Additional
Charges, and second, deposited by the Trustee into the Servicing Fund, unless directed in writing by the Borrower to be applied to the redemption or purchase of Bonds pursuant to Section 3.1(1).

     Section 5.9.  Servicing Fund.

     (1)	The Trustee shall establish and maintain a special trust fund separate from any other fund established and maintained hereunder designated as the Servicing Fund.

     (2)	The Trustee shall deposit amounts provided in Section 5.3 hereof into the Servicing Fund.  The following accounts shall be established and maintained in the Servicing Fund:

          (a)	The Real Estate Tax and Insurance Account.  The Trustee shall transfer from the Revenue Fund amounts required by Section 5.3 for deposit to the Real Estate Tax and Insurance Account (the "Real Estate Tax and Insurance Account") and shall maintain separate accounting of payments applicable to each of real estate taxes and assessments and insurance premiums. Interest accrued on this account shall become a part of this account and may be utilized for the purposes of this account.
     The Trustee shall pay all of the real estate taxes and assessments with respect to the Project solely from funds earmarked for real estate taxes and assessments and accounted for as part of the Real Estate Tax and Insurance Account not more than 15 days in advance of and in all events not later than when due. The Trustee shall pay all of the insurance premiums due with respect to the Project solely from funds earmarked for insurance premiums and accounted for as part of the Real Estate Tax and Insurance Account not more than 15 days in advance of and in all events not later than when due. In the event insurance for the Project is provided through a blanket policy of insurance covering additional properties other than the Project, the Trustee shall pay such portion of the premiums therefor as may be customary. The Trustee shall disburse amounts upon receipt of a certificate from the Borrower and invoices therefor indicating payment to be made. Except as provided in the preceding sentence, the Trustee shall not be responsible for payment of real estate taxes and assessments and insurance premiums in the event there are insufficient funds in the Real Estate Tax and Insurance Account to pay the real estate taxes and assessments and insurance premiums when due. In such event, the Borrower shall, on demand of the Trustee, deposit with the Trustee any amount necessary to make up the deficiency. Amounts in the Real Estate Tax and Insurance Account in excess of the requirements therefor shall be credited against future required transfers from the Revenue Fund.

          (b)	The Repair and Replacement Account.  The Trustee shall transfer from the Revenue Fund amounts required by Section 5.3 for deposit to the Repair and Replacement Account and shall maintain separate accounting thereof (the "Repair and Replacement Account"). The Trustee shall disburse amounts from such funds accounted for as the Repair and Replacement Account to pay or reimburse the Borrower for the payment of capital expenditures and replacements to the Project, exclusive of ordinary or routine maintenance upon receipt by the Trustee of a certificate from the Borrower that it has incurred capital expenditures, repairs or replacements which have not been the subject of a previous request, and invoices therefor indicating payment to be made. For expenditures in excess of $20,000, the Trustee shall require written certification of the Borrower of lien-free completion of such work. The Trustee shall be fully protected and incur no liability in relying upon the Borrower's certificate. Interest accrued on the Repair and Replacement Account shall become a part of the account and may be utilized for the purposes of this account. In no event shall the Trustee be obligated to consider requests for more than one disbursement from the Repair and Replacement Account each calendar month. Moneys in the Repair and Replacement Account shall be transferred by the Trustee to the Bond Fund to pay principal of and interest on the Bonds when due to the extent funds are not otherwise available to make payment on the Bonds when due.

     Section 5.10. Costs of Issuance Fund. A special trust fund is hereby created and designated the Costs of Issuance Fund. There shall be deposited to the credit of the Costs of Issuance Fund on Bond Closing $165,795 by the Borrower representing an equity contribution by the Borrower. The Trustee shall disburse amounts in the Costs of Issuance Fund upon written request of the Borrower to pay or reimburse the Borrower for Costs of Issuance. Any amounts in the Costs of Issuance Fund on the ninetieth day following the Bond Closing shall be transferred to the Borrower.

     Section 5.11.  Interest Earned on Funds.

     (1)	The interest earned from the investment of money held by the Trustee in each of the Funds created under this Article 5 (other than the Rebate Fund)
shall inure to the benefit of the Borrower, and, except as provided in paragraph (2) below, shall be retained in such separate Fund and applied as a credit against the payment next due into such separate Fund.

     (2)	During the continuance of an Event of Default or an event which, with notice or lapse of time or both, would become an Event of Default, interest earned from the investment of money in the Funds created under this Article 5 shall be held in each such Fund and not credited against the payments next due to or from such separate Funds.

     Section 5.12. Final Balances. Upon the deposit with the Trustee of moneys sufficient to pay all principal of, premium, if any, and interest on the Bonds, and upon satisfaction of all claims against the Issuer hereunder and under the Related Documents, including any rebate obligation, all fees, charges and expenses of the Trustee, the Bond Registrar, the Issuer and any Paying Agent which are properly due and payable hereunder, or upon the making of adequate provisions for the payment of such amounts as permitted hereby, all moneys remaining in all Funds, except: (1) moneys necessary to pay principal of, premium, if any, and interest on the Bonds, which moneys shall be held by the Trustee for payment to the Bondholders or to the Borrower pursuant to Section 5.6(3); and (2) moneys, if any, set aside pursuant to
Section 5.7 hereof, shall be remitted to the Borrower.

                             ARTICLE 6

                            INVESTMENTS

     Section 6.1.  Investments by Trustee.

     (1)	Moneys held hereunder by the Trustee in the Funds, if permitted by law, shall, as nearly as may be practicable, be invested by the Trustee:

          (a)	unless an Event of Default, or an event, which with notice or lapse of time or both would become an Event of Default has occurred and is continuing, upon direction of the Borrower given or confirmed in writing (which direction shall specify the amount thereof to be so invested), in Permitted Investments maturing on or before the Business Day prior to the day such amounts are required and in the amounts required, to enable the Trustee to make payments due hereunder on the Bonds or otherwise, but in no event longer than 180 days from the date of acquisition; or

          (b)	if an Event of Default has occurred and is continuing, or an event, which with notice or lapse of this or both would become an Event of Default, in Permitted Investments of the type described in clause
     (a)(v) of the definition of Permitted Investments.

     (2)	The Trustee shall sell and reduce to cash a sufficient portion of investments under the provisions of this Section whenever the cash balance in the Fund for which the investment was made is insufficient for its current requirements. Securities so purchased as an investment of money shall be held by the Trustee, shall be registered in the name of the Trustee or its nominee if registration is required, and shall be deemed at all times a part of the applicable Fund, and the interest accruing thereon and any profit realized from such investments shall be credited to the Fund from which the investment was made, subject to any transfer to another Fund as herein provided. Any loss resulting from such investment shall be charged to the Fund from which the investment was made, and in the event such loss reduces the amount held in such Fund below the amount required to be deposited in such Fund, the Trustee shall request the Borrower to transfer to the Trustee for deposit into such Fund the amount required to restore amounts in such Fund to the required amount. The Trustee shall not be liable for any loss incurred from the purchase or sale of any investment (except for any such loss resulting from the gross negligence or willful misconduct of the Trustee or its employees).

     (3)	The Trustee may purchase from or sell to itself, or through any affiliated company, as principal or agent, securities herein authorized so long as such purchase or sale is at fair market value.

     Section 6.2. Computation of Balances in Funds. In computing the assets of any Fund established hereunder, investments and accrued but unpaid interest thereon shall be deemed a part thereof, and, except as otherwise provided in the Non-Arbitrage Certificate, such investments shall be valued at par value, or at the redemption price thereof, if then redeemable at the option of the obligor, whichever is lower.

     Section 6.3. Downgrade of Rating. If any rating of a Permitted Investment during the term of this Indenture falls below such rating that is required pursuant to the definition of "Permitted Investments" then the Trustee shall within two Business Days after receiving actual knowledge of the downgrade of the rating of an investment notify in writing the Borrower of such downgrade. The Borrower shall within five Business Days of the receipt of the downgrade notice from the Trustee, direct the Trustee to sell such downgraded investment and reinvest the proceeds in other Permitted Investments.

                                  ARTICLE 7

                              DISCHARGE OF LIEN

     Section 7.1. Payment of Bonds; Satisfaction, Defeasance and Discharge of Bonds and Obligation to Bondholders. Whenever the conditions specified in either clause (A) or clause (B) of the following subsection (1) and the conditions specified in the following subsections (2), (3), (4) and (5) to the extent applicable, shall exist, namely:

     (1)	either:

          (A)	all Bonds have become due and payable and all principal or
     premium, if any, and interest on the Bonds shall have been paid in full, or all Bonds have been cancelled by the Trustee or delivered to the Trustee for cancellation without payment, except for:

               (i)	Bonds for which Protected Funds have theretofore been
          deposited in trust or segregated and held in trust by the Paying Agent or Trustee and thereafter repaid to the Borrower or discharged from such trust, as provided in Section 5.6; and

               (ii)	Bonds alleged to have been destroyed, lost or stolen which
          have been replaced or paid as provided in Section 2.7, and (1)
          which, prior to the satisfaction and discharge of this Indenture as hereinafter provided, have not been presented to the Paying Agent or
          Trustee with a claim of ownership and enforceability by the Holder hereof, or (2) whose enforceability by the Holder thereof has been determined adversely to the Holder by a court of competent
          jurisdiction or other competent tribunal; or   			(B)	the Issuer or
          the Borrower has deposited or caused to be deposited, as trust funds, with the Trustee cash and/or Permitted Investments of the type described in clause (a)(i) of the definition of that term which are Protected Funds and which do not permit the redemption thereof at the option of the issuer thereof, the principal of, premium, if any, and interest on the Bonds which when due (or upon the redemption thereof at the option of the holder), will, without reinvestment, provide cash which together with the cash, if any, deposited with the Trustee at the same time, shall be sufficient, to pay and discharge the entire indebtedness on Bonds not theretofore cancelled by the Trustee or delivered to the Trustee for
          cancellation by the payment of interest on and principal (and premium, if any) of the Bonds which have become due and payable or which shall become due at their stated maturity or redemption date, as the case may be (the "Defeasance Collateral"), and which are to be discharged under the provisions hereof, and has made arrangements satisfactory to the Trustee for the giving of notice of redemption, if any, by the Trustee in the name, and at the expense, of the
          Borrower in the same manner as is provided by Section 3.2;

     (2)	the Issuer or Borrower has paid, caused to be paid or made
arrangements satisfactory to the Trustee for the payment of all other sums due and payable hereunder, including any rebate obligation, and under the Related Documents by the Trustee or Borrower;

     (3)	the Borrower has delivered to the Trustee and the Issuer a report of an Independent Accountant stating that the payments to be made on any securities, together with the cash, if any, deposited pursuant to clause (B)
of subsection (1) above will be sufficient to pay when due the principal of, premium, if any, and interest on the Bonds to be defeased;

     (4)	if discharge is to be effected under clause (B) of subsection (1), an opinion of Bond Counsel is delivered to the Trustee and the Issuer stating in effect that such discharge will not impair the exclusion of interest on the
Bonds from gross income for federal income tax purposes;

     (5)	the Borrower has delivered to the Trustee and the Issuer an opinion of Independent Counsel to the effect that (i) the Defeasance Collateral has been duly and validly assigned and delivered to the Trustee, (ii) the security interest of the Trustee for the ratable benefit of the Bondholders, with respect to Defeasance Collateral, is a first priority perfected security interest as security for payment of the Bonds, which opinion may contain, and be subject to, conditions, exceptions or qualifications as are then customarily included in such opinions, (iii) making the payment which accompanies such opinion would not constitute an avoidable preference under
Section 547 of the Bankruptcy Code or under applicable state law in the event of a filing of a petition for relief under the Bankruptcy Code or such applicable state law by or against the Borrower and (iv) the Defeasance
Collateral would not be part of the bankrupt estate under Section 541 of the
Bankruptcy Code or be subject to the automatic stay under Section 362 of the
Bankruptcy Code in the event of a filing of a petition for relief under the
Bankruptcy Code by or against the Borrower; and

     (6)	the Borrower has delivered to the Trustee a letter from the Rating
Agency to the effect that such deposit will not cause the rating on the Bonds to be downgraded, withdrawn or qualified by the Rating Agency;

then, except as otherwise provided in Section 7.5, the rights of the Bondholders shall be limited to the cash or cash and securities deposited as provided in clause (1)(A) or (1)(B) above, and upon the Borrower's request the rights and interest hereby granted or granted by the Related Documents to or for the benefit of the Trustee or the Bondholders shall cease, terminate and become null and void, and the Issuer and the Trustee shall, at the expense of the Borrower, execute and deliver such instruments of satisfaction and transfer as may be necessary, and forthwith the estate, right, title and interest of the Trustee in and to all of the Project and in and to all rights under this Indenture and the Related Documents (except the moneys or securities or both deposited as required above, arbitrage rebate and except as may otherwise be provided in Section 7.5) shall thereupon be discharged and satisfied; except that in any event the obligations of the Borrower under Sections 4.4 and 7.4 of the Loan Agreement shall survive.

     Section 7.2. Cancellation of Surrendered Bonds. The Issuer or the Borrower may at any time surrender to the Trustee for cancellation by the Trustee any Bonds previously authenticated and delivered hereunder which the Issuer or Borrower acquired in any manner whatsoever, and such Bonds, upon such surrender and cancellation, shall be deemed to be paid and retired.

     Section 7.3. Payment of Bonds. Any Bonds shall be deemed paid if the conditions set forth in Section 7.1 hereof have been satisfied with respect thereto.

     Section 7.4. Application of Deposited Money. All money, obligations and income thereon deposited with the Trustee pursuant to Section 7.1 for the purpose of paying the principal, premium, if any, and interest on Bonds shall be applied by the Trustee solely for such purpose.

     Section 7.5. Survival of Certain Provisions. Notwithstanding the release and discharge of the lien of this Indenture as provided in this Article, those provisions of this Indenture set forth in Sections 4.7 and 9.1 and those provisions relating to arbitrage rebate, the maturity of the Bonds, interest payments and dates thereof, redemption of Bonds, exchange and transfer of Bonds, replacement of mutilated, destroyed, lost, stolen or Bonds, the safekeeping and cancellation of Bonds, non-presentment of Bonds, the holding of moneys in trust, and the duties of the Trustee, the Bond Registrar and the Paying Agent in connection with all of the foregoing, remain in effect and shall be binding upon the Trustee and the Bondholders.

                              ARTICLE 8

                 DEFAULT PROVISIONS AND REMEDIES

     Section 8.1. Events of Default. Subject to the provisions of Section 8.10, each of the following events is hereby defined as and declared to be and to constitute an Event of Default (whatever the reason for such an Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

     (1)	If default shall be made in the due and punctual payment of any interest on any Outstanding Bond hereby secured on the due date thereof; or

     (2)	If default shall be made in the due and punctual payment of the principal of, or any redemption premium, if any, on, any Outstanding Bond on the Maturity Date or Purchase Date thereof; or

     (3)	If default shall be made in the due and punctual payment of any other moneys required to be paid to the Trustee under the provisions hereof and, except with respect to payments required to be made under Section 5.9(2)(a), such default shall have continued for a period of five days after written notice thereof, specifying such default, shall have been given by the Trustee to the Issuer and the Borrower, or to the Issuer, the Borrower and the Trustee
by the Holders of not less than 25% in aggregate principal amount of the Bonds then outstanding; or

     (4)	If default shall be made in the performance or observance of any other of the covenants, agreements or conditions on the part of the Issuer contained in this Indenture or in the Bonds, and such default shall have continued for a period of 30 days after written notice thereof given in the manner provided in clause (3) above; or

     (5) 	If the Trustee has actual knowledge, or has been notified in writing, that an Event of Default (as defined in the Loan Agreement, the Mortgage or the Assignment) has occurred and is continuing; or

     (6)	The entry by a court having jurisdiction over the Borrower or its general partner of (A) a decree or order for relief in respect of the Borrower or its general partner in an involuntary case or proceeding under any applicable federal or State bankruptcy, insolvency, reorganization or other similar law or (B) a decree or order adjudging the Borrower or its general partner bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Borrower or its general partner under any applicable federal or State law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Borrower or its general partner or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order for relief or any such other decree or order not stayed or dismissed and in effect for a period of more than 90 consecutive days; or

     (7)	The commencement by the Borrower or its general partner of a voluntary case or proceeding under any applicable federal or State bankruptcy, insolvency, reorganization or other similar law or of any other case or proceeding to be adjudicated bankrupt or insolvent, or the consent by it to the entry of a decree or order for relief in respect of the Borrower or its general partner in an involuntary case or proceeding under any applicable federal or State bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against it, or the filing by it of a petition or answer or consent seeking reorganization or relief under any applicable federal or State law or the consent by it to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or similar official of the Borrower or its general partner or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due, or the taking of corporate action by the Borrower or its general partner in furtherance of any such action.

     The Trustee shall provide Bondholders and the Rating Agency notice of any Event of Default as provided in Section 9.3 hereof.

     Section 8.2. Acceleration. The Trustee may (and shall, upon written direction of Holders of not less than 25% of the principal amount of Bonds Outstanding), upon the occurrence of an Event of Default, and by notice in writing delivered to the Issuer and the Borrower, declare the principal of all of the Outstanding Bonds and the interest accrued thereon immediately due and payable. The Trustee shall give notice of acceleration to Bondholders in the same manner as notice of redemption is given under Section 3.2 (except as to the timing thereof) stating the accelerated date upon which the Bonds are due and payable, provided that the Trustee shall not be required to delay the effective date of acceleration until such notice is given.

     Section 8.3.  Remedies.

     (1)	Upon the occurrence of an Event of Default or an event which, with notice or lapse of time or both, would become an Event of Default, the Trustee (subject to the rights of the Trustee under Article 9, including its receipt of indemnity acceptable to it pursuant to Section 9.1 hereof) shall enforce any and all rights available to the Issuer, the Trustee or the Bondholders under this Indenture, the Loan Agreement, the Regulatory Agreement, the Mortgage and the Assignment or otherwise, and, in this regard, is specifically authorized to transfer funds from any Fund created pursuant to Article 5
(except arbitrage rebate whether or not deposited in the Rebate Fund and moneys held in trust for the payment of Bonds or interest thereon which have matured or otherwise become payable prior to such Event of Default) to the Bond Fund for its use in paying principal and interest on the Bonds.

     (2)	No remedy by the terms of this Indenture conferred upon or reserved to the Trustee (or the Bondholders) is intended to be exclusive of any other remedy, but each and every such remedy shall be cumulative and shall be in addition to any other remedy (i) given to the Trustee or to the Holders hereunder or (ii) now or hereafter existing at law or in equity or by statute.

     (3)	No delay or omission to exercise any right or power accruing upon any
Event of Default shall impair any such right or power or shall be construed to be a waiver of any such Event of Default, or acquiescence therein; and every such right and power may be exercised from time to time and as often as may be deemed expedient.

     (4)	No waiver of any Event of Default hereunder, whether by the Trustee or the Holders, shall extend to or shall affect any subsequent Event of
Default or impair any rights or remedies consequent thereon.

     Section 8.4. Direction of Proceedings by Bondholders. Anything in this Indenture to the contrary notwithstanding, the Holders of a majority in aggregate principal amount of the Bonds then outstanding, shall have the right, at any time, by an instrument or instruments in writing executed and delivered to the Trustee and subject to receipt by the Trustee of indemnity acceptable to it pursuant to Section 9.1 hereof, to direct the method and place of conducting all proceedings to be taken in connection with the enforcement of the terms and conditions of this Indenture, the Loan Agreement, the Regulatory Agreement, the Mortgage and the Assignment or for the appointment of a receiver or any other proceedings hereunder, provided that such direction shall not be otherwise than in accordance with the provisions of law and of this Indenture, the Loan Agreement, the Regulatory Agreement, the Mortgage and the Assignment. The Trustee may decline to follow any direction if the Trustee determines in good faith that the directed proceeding would involve it in personal liability.

     Section 8.5. Waiver of Stay or Extension Laws. Upon the occurrence of an Event of Default, to the extent that such rights may then lawfully be waived, neither the Issuer nor anyone claiming through it or under it shall or will set up, claim, or seek to take advantage of any appraisement, valuation, stay, extension or redemption laws now or hereafter in force, in order to prevent or hinder the enforcement of this Indenture, but the Issuer, for itself and all who may claim through or under it, hereby waives to the extent that it lawfully may do so the benefit of all such laws and all right of appraisement and redemption to which it may be entitled under the laws of the State.

     Section 8.6. Priority of Payment and Application of Moneys. All Bonds issued hereunder and secured hereby shall be equally and ratably secured by and payable from the Trust Estate, without priority of one Bond over any other, except as otherwise expressly provided herein. Upon the occurrence of an Event of Default, all moneys collected pursuant to action taken under the Loan Agreement, the Regulatory Agreement, the Mortgage or the Assignment (other than sums payable directly to the Issuer under Sections 4.3(2), 4.3(3), 4.3(5), 7.4 and 9.5 of the Loan Agreement), after payment of the fees, costs and expenses (including court costs and reasonable attorneys' fees) of the proceedings resulting in the collection of such moneys (including any such costs and expenses incurred by the Issuer) and of the fees, expenses, liabilities and advances (provided that the Trustee shall not be required to make any advances, as set forth in Section 9.1(13) hereof) incurred or made by the Trustee, and any amounts needed to be deposited into the Rebate Fund, and after any other prior application of such moneys has been made as is required by law, or required or permitted by the Related Documents, shall be deposited in such fund or funds described in Article 5 of this Indenture as the Trustee deems appropriate; and all moneys in the Bond Fund and, at the discretion of the Trustee except when otherwise required hereunder, any other Fund described in Article 5 (excluding, however, arbitrage rebate, whether or not deposited in the Rebate Fund, moneys in the Bond Proceeds Fund and any moneys held in trust for the payment of Bonds or interest thereon which have matured or otherwise become payable prior to such Event of Default) shall be applied as follows:

     (1)	Unless the principal of all the Bonds shall have become or shall have been declared due and payable, all such moneys shall be applied:

          FIRST: To reimburse and/or pay to the Trustee in full for costs, expenses or fees (including, without limitation, all amounts payable as Additional Charges pursuant to the Loan Agreement) not described in the first unnumbered paragraph of this Section 8.6;

          SECOND: To the payment to the persons entitled thereto of all installments of interest then due on the Bonds, in the order of the maturity of the installments of such interest and, if the amount available shall not be sufficient to pay in full any particular installment, then to the payment ratably, according to the amounts due on such installment, to the persons entitled thereto, without any discrimination or privilege;

          THIRD: To the payment to the persons entitled thereto of, first, the unpaid principal of and, second, redemption premium, if any, on any of the Bonds which shall have become due (other than Bonds which have matured or have otherwise become payable prior to such Event of Default and moneys for the payment of which are held in trust pursuant to the provisions of this Indenture) in the order of their due dates and, if the amount available shall not be sufficient to pay in full the unpaid principal and redemption premium, if any, on Bonds due on any particular due date, then first to the payment of principal ratably, according to the amount of principal, due on such date, to the persons entitled thereto, without any discrimination or privilege, and second, to the payment of redemption premium, if any, ratably, according to the amount of redemption premium, due on such date, to the persons entitled thereto, without any discrimination or privilege;

          FOURTH: To the payment of interest and premium, if any, on and the principal of the Bonds, and to the purchase or redemption of Bonds, as thereafter may from time to time become due, all in accordance with the provisions of Article 5 of this Indenture; and

          FIFTH: To reimburse and/or pay to the Issuer in full for costs, expenses or fees (including without limitation, all amounts payable as Additional Charges pursuant to the Loan Agreement) not described in the first unnumbered paragraph of this Section 8.6.

     (2)	If the principal of all Bonds shall have become due or shall have been declared due and payable, all such moneys shall be applied first to reimburse the Trustee in full for any fees, costs and expenses not described in the first unnumbered paragraph of this Section 8.6; second to the payment of the principal and interest then due and unpaid on the Bonds, without preference or priority of principal over interest or of interest over principal, or of any installment of interest over any other installment of interest, or of any Bond over any other Bond, ratably, according to the amounts due respectively for principal and interest, to the persons entitled thereto, without any discrimination or privilege; third to payment of any redemption premium; and fourth to reimburse the Issuer for any costs and expenses not described in the first unnumbered paragraph of this Section 8.6.

     (3)	If the principal of all the Bonds shall have been declared due and payable, and if such declaration shall thereafter have been rescinded and annulled under the provisions of this Article, then, subject to the provisions of paragraph (2) of this Section in the event that the principal of all the Bonds shall later become due or be declared due and payable, the moneys shall be applied in accordance with the provisions of paragraph (1) of this Section.

     Whenever moneys are to be applied by the Trustee pursuant to the provisions of this Section, such moneys shall be applied by it at such times, and from time to time, as the Trustee shall determine, having due regard to the amount of such moneys available for application and the likelihood of additional moneys becoming available for such application in the future. Whenever the Trustee shall apply such funds, it shall (i) fix the date (which shall be an Interest Payment Date unless it shall deem another date more suitable) upon which such application is to be made and upon such date interest on the amounts of principal to be paid on such dates shall cease to accrue and (ii) on or before such date set aside the moneys necessary to effect such application. The Trustee, at the expense of the Borrower, shall give to the Bondholders mailed notice of the deposit with it of any such moneys and of the fixing of any such date. Neither the Trustee nor any Paying Agent shall be required to make payment of principal or redemption premium to the Holder of any Bond until such Bond shall be presented to the Trustee for appropriate endorsement or for cancellation if fully paid.

     Whenever all Bonds and interest thereon have been paid under the provisions of this Section 8.6, all fees, expenses and charges of the Trustee and the Issuer have been paid and arbitrage rebate has been paid or provided for, any balance remaining shall be paid to the person entitled to receive the same pursuant to Section 5.12.

     Section 8.7. Remedies Vested in Trustee. All rights of action (including the right to file proof of claims) under this Indenture or under any of the Bonds may be enforced by the Trustee without the possession of any of the Bonds or the production thereof in any trial or other proceedings relating thereto, and any such suit or proceeding instituted by the Trustee shall be brought in its name as Trustee without the necessity of joining as plaintiffs or defendants any Holders of the Bonds, and any recovery or judgment shall be for the equal benefit of the Holders of the Outstanding Bonds to the extent and in the manner provided herein. The Issuer and Trustee hereby agree, without in any way limiting the effect and scope thereof, that the pledge and assignment hereunder to the Trustee of all rights included within the Trust Estate shall constitute an agency appointment coupled with an interest on the part of the Trustee which, for all purposes of this Indenture, shall be irrevocable and shall survive and continue in full force and effect notwithstanding the bankruptcy or insolvency of the Issuer or its default hereunder or on the Bonds.

     Section 8.8. Rights and Remedies of Holders. No Holder of any Bond shall have any right to institute any suit, action or proceeding in equity or at law for the enforcement of this Indenture or any Related Document or for the execution of any trust hereof or any remedy hereunder or thereunder or for the appointment of a receiver, unless (i) a default thereunder shall have become an Event of Default and the Holders of 25% in aggregate principal amount of the Bonds then outstanding shall have made written request to the Trustee and shall have offered it reasonable opportunity either to proceed to exercise the powers hereunder granted or to institute such action, suit or proceeding in its own name; (ii) such Holders shall have offered to indemnify the Trustee as provided in Section 9.1; and (iii) the Trustee shall thereafter fail or refuse to exercise within a reasonable period of time the remedies hereunder granted, or to institute such action, suit or proceeding in its own name. Such notification, request and offer of indemnity are hereby declared in every such case at the option of the Trustee to be conditions precedent to the execution of the powers and trusts of this Indenture, and to any action or cause of action for the enforcement of this Indenture or any Related Document, or for the appointment of a receiver or for any other remedy hereunder; it being understood and intended that no one or more Holders of the Bonds shall have any right in any manner whatsoever to affect, disturb or prejudice the lien of this Indenture or any Related Document, by its, his, her or their action or to enforce any right thereunder except in the manner herein provided, and that all proceedings at law or in equity shall be instituted, had and maintained in the manner herein provided and for the equal benefit of the Holders of all Bonds then outstanding; provided, however, that nothing herein shall be construed to preclude any Bondholder from enforcing, or impair the right of any Bondholder to enforce, the payment by the Trustee of principal of, and interest and premium, if any, on any Bond of such Bondholder at or after its date of maturity, if and to the extent that such payment is required to be made to such Bondholder by the Trustee from available funds in accordance with the terms hereof.

     Section 8.9. Termination of Proceedings. In case the Trustee shall have proceeded to enforce any right under this Indenture or any Related Document by the appointment of a receiver, by entry and possession or otherwise, and such proceedings shall have been discontinued or abandoned for any reason, or shall have been determined adversely to the Trustee, then and in every such case the Issuer, Trustee, the Bondholders and the Borrower shall be restored to their former positions and rights hereunder with respect to the property herein conveyed, and all rights, remedies and powers of the Trustee shall continue as if no such proceedings had been taken.

     Section 8.10. Waiver of an Event of Default. The Trustee may, in its discretion, and, upon written request of the Holders of 66 2/3% in aggregate principal amount of all the Bonds then outstanding with respect to which default in the payment of principal, premium and interest exists, waive any Event of Default hereunder and its consequences and rescind any declaration of acceleration of maturity or principal; provided, however, that there shall not be waived (i) any Event of Default in the payment of the principal of or premium on any Outstanding Bonds on the redemption date or at the date of maturity specified therein or (ii) any Event of Default in the payment when due of the interest on any such Bonds, unless prior to such waiver the following shall have been paid or provided for (x) all arrearages of interest, with interest thereon (to the extent permitted by law) at the rate borne by the Bonds with respect to which such Event of Default shall have occurred; (y) all payments of principal and premium, if any, with interest thereon (to the extent permitted by law) at the Default Rate with respect to which such Event of Default shall have occurred; and (z) all fees, expenses and charges of the Trustee and Paying Agent in connection with such Event of Default have been provided for. No such waiver or rescission shall extend to any subsequent or other Events of Default, or impair any right consequent thereon.

     Section 8.11. Correction of an Event of Default. Anything herein to the contrary notwithstanding, no default under Sections 8.1(3) or (4) shall constitute an Event of Default until actual notice of such default by registered or certified mail shall be given by the Trustee to the Issuer and the Borrower and the Issuer and the Borrower shall have had the time permitted by the applicable subsection after receipt of such notice to correct said default or cause said default to be corrected and the Issuer or Borrower shall not have corrected said default or caused said default to be corrected within said time; provided, however, if said default occurs under Section 8.1(4) and is such that it cannot be corrected within the time permitted by Section 8.1(4), it shall not constitute an Event of Default if corrective action is instituted by the Issuer or Borrower within said time and diligently pursued until the default is corrected, but in all events the Event of Default must be corrected within 30 days after the 30 day period described in Section 8.1(4).

                            ARTICLE 9

                           THE TRUSTEE

     Section 9.1. Acceptance of the Trustee. The Trustee, prior to the occurrence of an Event of Default, undertakes to perform such duties and only such duties as are specifically set forth in this Indenture; and no implied covenants or obligations should be read into this Indenture against the Trustee. In case an Event of Default has occurred, the Trustee agrees to perform such trusts as a reasonable person would exercise or use under the circumstances in the conduct of his or her own affairs, but in any event, only upon and subject to the following express terms and conditions:

     (1)	The Trustee may execute any of the trusts or powers hereof and perform any of its duties by or through attorneys, agents, receivers or employees, and shall not be answerable for any misconduct or negligence on the part of any agent, receiver or attorney appointed with due care, and shall be entitled to advice of counsel concerning all matters of trusts hereof and duties hereunder, and may in all cases pay such reasonable compensation to any attorney, agent, receiver or employee retained or employed by it in connection herewith and shall be entitled to reimbursement from the Borrower for such payment. The Trustee may act upon the written opinion or written advice of any attorney, surveyor, engineer or accountant selected by it in the exercise of reasonable care or, if selected or retained by the Issuer, acceptable to the Trustee in the exercise of such care, provided that the only legal advice or opinion that the Trustee may rely upon for purposes of securing advice or an opinion relating to the tax exempt status of the Bonds is given by Bond Counsel. The Trustee shall not be responsible for any loss or damage resulting from any action or in good faith in reliance upon such opinion or advice.

     (2)	The Trustee shall not be responsible for any recital herein, or in the Bonds or for the investment of moneys as herein provided (except as provided in Section 6.1), or for insuring the Project or collecting any property insurance proceeds, or for the validity of the execution by the Issuer of this Indenture, or of any supplemental indentures or instruments of further assurance, or for the sufficiency of any security for the Bonds, or for the value of title of the property herein conveyed, if any, or otherwise as to the maintenance of the security hereof; except as otherwise provided in
Section 4.4 and except that in the event the Trustee enters into possession of a part or all of the property conveyed pursuant to any provisions of this Indenture, the Mortgage or the Assignment, it shall use due diligence in preserving such property. The Trustee may, but shall be under no duty to, require of the Borrower full information and advice as to the performance of the covenants, conditions and agreements in the Loan Agreement, the Regulatory Agreement, the Mortgage and the Assignment as to the condition of any Mortgaged Property and the performance of all other obligations thereunder and shall use reasonable efforts, but without any obligation, to advise the Issuer and the Borrower of any impending Event of Default known to the Trustee. The Trustee shall not be responsible for any loss suffered in connection with any investments made in accordance with Section 6.1 or for insuring the Project, or for the recording, re-recording, filing or re-filing of this Indenture or any supplemental indenture.

     (3)	The Trustee shall not be accountable for the use or application of any of the Bonds or the proceeds thereof (except as herein expressly provided) or for the use or application of any money paid over by the Trustee in accordance with the provisions of this Indenture or for the use and application of money received by any Paying Agent. The Trustee may become the Holder of Bonds secured hereby with the same rights it would have if not Trustee.

     (4)	The Trustee shall be protected in acting upon any written notice, order, requisition, request, consent, certificate, opinion (including an opinion of Independent Counsel or Bond Counsel), affidavit, letter, telegram or other paper or document reasonably believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and the Trustee shall be under no duty to make an investigation or inquiry into any statement contained therein. Any action taken by the Trustee pursuant to this Indenture upon the request or authority or consent of any person who at the time of making such request or giving such authority or consent is the Holder of any Bond, shall be conclusive and binding upon all future Holders of the same Bond and upon Bonds issued in exchange therefor, upon transfer thereof, or in place thereof.

     (5)	As to the existence or non-existence of any fact or as to the sufficiency or authenticity of any instrument, paper or proceeding, the Trustee shall be entitled to rely upon a certificate of the Issuer signed by its Representative or a certificate of the Borrower signed by its Representative as sufficient evidence of the facts stated therein. The Trustee may accept a certificate of the City Clerk of the Issuer to the effect that a motion, resolution or ordinance in the form therein set forth has been adopted by the governing body of the Issuer as conclusive evidence that such motion or resolution has been duly adopted, and is in full force and effect, and may accept such motion, resolution or ordinance as sufficient evidence of the facts stated therein and the necessity or expediency of any particular dealing, transaction or action authorized or approved thereby, but may at its discretion secure such further evidence deemed necessary or advisable, but shall in no case be bound to secure the same.

     (6)	The permissive right of the Trustee to take any action under this
Indenture shall not be construed as a duty and the Trustee shall not be answerable, and shall incur no liability, except for its negligence or willful misconduct.

     (7)	The Trustee shall not be personally liable for any debts contracted or for damages to persons or to personal property injured or damaged, or for salaries or nonfulfillment of contracts during any period in which it may be in possession of or managing the real and tangible personal property as in this Indenture provided.

     (8)	Upon the occurrence and continuance of an Event of Default and at any and all reasonable times, the Trustee, and its duly authorized agents, attorneys, experts, engineers, accountants and representatives, shall have the right fully to inspect any and all of the property comprising the Mortgaged
Property, including all books, papers and records of the Issuer pertaining to the Mortgaged Property and the Bonds, and to take such memoranda from and with regard thereto as may be desired.

     (9)	The Trustee shall not be required to give any bond or surety with respect to the execution of said trusts and powers or otherwise with respect to the premises.

     (10)	Notwithstanding anything contained elsewhere in this Indenture, the
Trustee shall have the right, but shall not be required, to demand, with respect to the authentication of any Bonds, the withdrawal of any cash, the release of any property or any action whatsoever within the purview of this
Indenture, any showings, certificates, opinions (including opinions of
Independent Counsel), appraisals or other information, or corporate action or evidence thereof, in addition to that by the terms hereof required as a condition of such action by the Trustee, deemed desirable for the purpose of establishing the right of the Issuer to the authentication of any Bonds, the withdrawal of any cash, the  release of any property, or the taking of any other action by the Trustee.

     (11)	The Issuer shall not be liable for the payment of any sums under this Indenture or for providing for the indemnification of the Trustee.

     (12)	Notwithstanding any provision of this Indenture to the contrary, before taking any action hereunder, the Trustee may require that it be furnished indemnity satisfactory to it for the reimbursement of all expenses to which it may be put and to protect it against all liability (except liability which is adjudicated to have resulted from the negligence or willful misconduct of the Trustee) by reason of any action so taken by the Trustee.

     (13)	No provision of this Indenture or any related document shall require the Trustee to expend or risk its own funds, make advances or otherwise incur any financial liability in the performance of any of its duties, or the exercise of its rights and powers hereunder, if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it.

     (14)	Notwithstanding anything to the contrary contained in this
Indenture, in the event the Trustee is entitled or required to commence an action or otherwise exercise remedies to acquire control or possession of any or all of the Project under, but not limited to, Section 7.2 of the Mortgage, the Trustee shall not be required to commence any such action or exercise any such remedy if the Trustee has determined in good faith that it may incur liability under an Environmental Law (as defined below) as the result of the presence at, or release on or from the Project of any Hazardous Material (as defined below) unless the Trustee has received security or indemnity, from a person, in an amount and in a form all satisfactory to the Trustee in its sole discretion, protecting the Trustee from all such liability. The term "Hazardous Materials" as used herein shall mean any flammable explosives, radon, radioactive materials, asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, petroleum, petroleum-based products, methane, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials as set forth in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C.
Section 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.), the Toxic Substances Control Act, as amended (15 U.S.C. Sections 2601, et seq.), or any other applicable Environmental Law and the regulations promulgated thereunder. The term "Environmental Laws" shall mean all federal, state and local environmental, land use, zoning, health, chemical use, safety and sanitation laws, statutes, ordinances and codes relating to the protection of the environment or governing the use, storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Materials and the rules, regulations, policies, guidelines, interpretations, decisions, orders and directives of federal, state and local governmental agencies and authorities with respect thereto.

     (15)	The Trustee is under no obligation to monitor the receipt of rents by the Borrower.

     (16)	The Trustee shall not be required to take notice or be deemed to have notice of any default hereunder except the failure to make any of the payments required by Article IV of the Loan Agreement to be made to the Trustee or with respect to acceleration of the Bonds and payment of the Bonds upon such acceleration, unless the Trustee shall be specifically notified in writing of such default by the Issuer or by the Holders of at least 25% in aggregate principal amount of all Bonds then Outstanding.

     (17)	Notwithstanding any other provision of this Indenture to the contrary, any provision intended to provide authority to act, right to payment of fees and expenses, protection, immunity and indemnification to the Trustee shall be interpreted to include any action of the Trustee whether it is deemed to be in its capacity as Trustee, Bond Registrar or Paying Agent.

     Section 9.2.  Trustee's Fees, Charges and Expenses.

     (1)	The Trustee and any Paying Agent shall be entitled to payment and reimbursement for Ordinary Fees and Expenses for its ordinary services rendered under this Indenture. In the event it becomes necessary for the Trustee to perform extraordinary services, such as upon an Event of Default, the Trustee is entitled to payment and reimbursement for its extraordinary fees, advances, costs, counsel fees and other expenses reasonably made or incurred by the Trustee in and about the execution of the trusts created by this Indenture for extraordinary services (unless such services are occasioned by the negligence or willful misconduct of the Trustee) in the Event of Default. In this regard the Borrower has agreed in Section 4.3 of the Loan Agreement to pay of said fees, advances, counsel fees, costs and expenses, and reference is hereby made to the Loan Agreement for the provisions so made.
Issuer is not liable for the payment of such sums.

     (2)	Upon an Event of Default, but only upon an Event of Default, the
Trustee shall have liens, with right of payment prior to payment on account of interest on or principal or premium, if any, of any Bond, upon the money received by them hereunder, or under the Mortgage or the Assignment, for said fees, advances, counsel fees, costs and expenses incurred by them.

     (3)	The compensation of the Trustee shall not be limited by any provision of law which limits the compensation of a trustee of an express trust.

     Section 9.3. Notice to Holders of Default. The Trustee shall give to the Bondholders and the Rating Agency written notice of all Events of Default known to the Trustee, within 45 days after the Trustee has actual knowledge or receives written notice of such Event of Default.

     Section 9.4. Intervention by Trustee. In any judicial proceeding to which the Issuer is a party and which in the opinion of the Trustee and its counsel has a substantial bearing on the interests of Bondholders, the Trustee may intervene on behalf of Holders and shall do so if requested in writing by the Holders of at least 25% of the aggregate principal amount of Outstanding Bonds, provided the Trustee has been provided indemnity in accordance with
Section 9.1. The rights and obligations of the Trustee under this Section are subject to the approval of a court of competent jurisdiction in the premises.

     Section 9.5. Successor Trustee. Any corporation, association or agency into which the Trustee may be converted or merged, or with which it may be consolidated, or to which it may sell or transfer its corporate trust business and assets as a whole or substantially as a whole, or any corporation or association resulting from any such conversion, sale, merger, consolidation or transfer to which it is a party, ipso facto, shall be and become successor trustee and paying agent under this Indenture and vested with all of the title to the Trust Estate, and all the trusts, powers, discretions, immunities, privileges and all other matters as was its predecessor, without the execution or filing of any instrument or any further act, deed or conveyance on the part of any of the parties hereto, anything herein to the contrary notwithstanding. Each successor Trustee must meet the eligibility criteria set forth in Section 9.8.

     Section 9.6. Resignation by Trustee. The Trustee and any successor trustee may at any time resign from the trusts hereby created by giving 30 days' written notice to the Issuer and the Borrower and by first-class mail to each Bondholder as shown on the Bond Register, and such resignation shall take effect upon the appointment of a successor trustee as provided in Section
9.8. Such notice to the Issuer or the Borrower may be served personally or sent by registered or certified mail, or overnight courier.

     Section 9.7. Removal of Trustee. The Issuer or the Holders of a majority in aggregate principal amount of the Outstanding Bonds may remove the Trustee at any time by an instrument or concurrent instruments in writing delivered to the Trustee, Borrower and Issuer, and signed by the Issuer or by such Holders of a majority in aggregate principal amount of Bonds then Outstanding. No removal shall take effect until the appointment of a successor Trustee as provided in Section 9.8. The Issuer or the Holders of a majority in aggregate principal amount of Bonds then Outstanding may petition a court of competent jurisdiction for the removal of the Trustee for cause.

     Section 9.8. Appointment of Successor Trustee. In case the Trustee hereunder shall resign or be removed, or be dissolved or shall be in course of dissolution or liquidation, or otherwise become incapable of acting hereunder, or in case it shall be taken under the control of any public officer or officers, or of a receiver appointed by a court, a successor may be appointed by the Holders of a majority in aggregate principal amount of the Bonds then outstanding, by an instrument or concurrent instruments in writing signed by such Holders, or by their attorney-in-fact, duly authorized. Nevertheless, in case of such vacancy the Issuer by resolution of its governing body may appoint a temporary trustee to fill such vacancy until a successor trustee shall be appointed by the Holders in the manner above provided; and any such temporary trustee so appointed by the Issuer shall immediately and without further act be superseded by the Trustee so appointed by such Holders. Every successor Trustee appointed pursuant to the provisions of this Section 9.8 must be a trust company or bank having trust powers and having a reported capital and surplus not less than $50,000,000. If a successor Trustee has not been appointed within 60 days of resignation or removal, the current Trustee may petition a court of competent jurisdiction for the appointment of the successor Trustee.

     Section 9.9. Acceptance by Successor Trustees. Every successor Trustee appointed hereunder shall execute, acknowledge and deliver to its predecessor, to the Borrower and also to the Issuer, an instrument in writing accepting such appointment hereunder, and thereupon such successor, without any further act, deed or conveyance shall become fully vested with all the estates, properties, rights, powers, trusts, duties and obligations of its predecessors as Trustee, Bond Registrar and Paying Agent; but such predecessor shall, nevertheless, on the written request of the Issuer, or of its successor Trustee, execute and deliver an instrument transferring to such successor Trustee all the estates, properties, rights, powers and trusts of such predecessor hereunder, and every predecessor Trustee shall deliver all securities and moneys held by it as Trustee hereunder to its successor.
Should any instrument in writing from the Issuer be required by any successor Trustee for more fully and certainly vesting in such successor the estates, rights, powers and duties hereby vested or intended to be vested in the predecessor trustee, any and all such instruments in writing shall, on request, be executed, acknowledged and delivered by the Issuer. The resignation of any Trustee and the instrument or instruments removing any Trustee and appointing a successor hereunder, together with all other instruments provided for in this Article, shall be forthwith filed or recorded or both by the successor Trustee in each recording office where this Indenture or the Mortgage shall have been filed or recorded or both.

     Section 9.10. Right of Trustee To Pay Taxes and Other Charges. In case any tax, assessment or governmental or other charge upon any part of the Project is not paid, to the extent, if any, that the same is legally payable, the Trustee may, but shall be under no duty to, pay such tax, assessment or governmental or other charge, without prejudice, however, to any rights of the Trustee or Bondholders hereunder arising as a consequence of such failure; and any amount at any time so paid under this Section, Section 5.3 of the Loan Agreement, or under the Mortgage, with interest thereon as provided in Section
5.3 of the Loan Agreement at the Default Rate, shall be repaid to the Trustee upon demand out of Additional Charges under the Loan Agreement, and shall become so much additional indebtedness secured by the Indenture, and the same shall be given a preference in payment over any of the Bonds, except with respect to the payment of any principal, interest or premium on the Bonds which is then due but not paid, but the Trustee shall be under no obligation to make such payment of taxes, assessments or governmental charges unless it shall have been requested to do so by the Holders of at least 25% of the aggregate principal amount of the Bonds then outstanding and shall have been provided with adequate indemnity for the purpose of such payment. Any such payment shall be made upon five days' prior written notice to the Borrower unless the delay occasioned by any such written notice could result in the forfeiture or termination of any right.

     Section 9.11. Trustee Protected in Relying Upon Resolutions. The resolutions, orders, requisitions, opinions, certificates and other instruments provided for in this Indenture may be accepted by the Trustee as conclusive evidence of the facts and conclusions stated therein and shall be full warrant, protection and authority to the Trustee.

     Section 9.12. Successor Trustee as Custodian of Funds and Paying Agent. In the event of a change in the office of the Trustee, the predecessor Trustee which has resigned or been removed shall cease to be custodian of the Funds described in Article 5 and shall cease to act as Bond Registrar and a Paying Agent for principal and interest on the Bonds, and the successor Trustee shall be and become such custodian, Bond Registrar and a Paying Agent.

     Section 9.13.  Co-Trustee.

     (1)	At any time or times, for the purpose of meeting any legal
requirements of any jurisdiction in which any part of the Trust Estate may at the time be located, the Trustee shall have the power to appoint, and, upon the request of the Trustee, the Issuer shall for such purpose join with the Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to appoint one or more persons either to act as co-trustee or co-trustees, jointly with the Trustee, of all or any part of the Trust Estate, or to act as separate trustee or separate trustees of all or any part of the Trust Estate, and to vest in such person or persons, in such capacity, such right to the Trust Estate or any part thereof, and such rights, powers, duties, trusts or obligations as the Trustee may consider necessary or desirable, subject to the remaining provisions of this Section 9.13. Every such co-trustee or separate trustee appointed pursuant to the provisions of this Section 9.13 must be a trust company or bank having trust powers and having a reported capital and surplus not less than $50,000,000, if there be such an institution willing, qualified and able to accept the trust upon reasonable or customary terms.

     (2)	The Issuer shall execute, acknowledge and deliver all such
instruments as may be required by any such co-trustee or separate trustee for more fully confirming such title, rights, powers, trusts, duties and obligations to such co-trustee or separate trustee.

     (3)	Every co-trustee or separate trustee shall, to the extent permitted by law but to such extent only, be appointed subject to the following terms, namely:

          (a)	All rights, powers, trusts, duties and obligations conferred by this Indenture upon the Trustee with respect to the custody, control or management of moneys, papers, securities and other personal property shall be exercised solely by the Trustee.

          (b)	All rights, powers, trusts, duties and obligations conferred or imposed upon the trustees shall be conferred or imposed upon and exercised or performed by the Trustee, or by the Trustee and such co-trustee or co-trustees or separate trustee or separate trustees jointly, as shall be provided in the instrument appointing such co-trustee or co-trustees or separate trustee or separate trustees; provided, however, the Trustee shall remain responsible for exercising all rights and powers, maintaining all trusts and performing all duties and obligations conferred or imposed upon the trustees, except to the extent that, under the law of any jurisdiction in which any particular act or acts are to be performed, the Trustee shall be incompetent or unqualified to perform such act or acts, in which event such act or acts shall be performed by such co-trustee or co-trustees or separate trustee or separate trustees.

          (c)	Any request in writing by the Trustee to any co-trustee or
     separate trustee to take or to refrain from taking any action hereunder shall be sufficient warrant for the taking, or the refraining from taking, of such action by such co-trustee or separate trustee.

          (d)	Any co-trustee or separate trustee may delegate to the Trustee the exercise of any right, power, trust, duty or obligation, discretionary or otherwise.

          (e)	The Trustee at any time, by an instrument in writing, may accept the resignation of or remove any co-trustee or separate trustee appointed under this Section 9.13. Upon the request of the Trustee, the Issuer shall join with the Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to effectuate such resignation or removal. A successor to any co-trustee or separate trustee so resigned or removed may be appointed in the manner provided in this Section 9.13.

          (f)	No trustee hereunder shall be personally liable by reason of any act or omission of any other trustee hereunder.

          (g)	Any demand, request, direction, appointment, removal, notice, consent, waiver or other action in writing delivered to the Trustee shall be deemed to have been delivered to each co-trustee or separate trustee.

	         (h)	Any moneys, papers, securities or other items of personal
     property received by any such co-trustee or separate trustee hereunder shall forthwith, so far as may be permitted by law, be turned over to the Trustee.

          (i)	Appointment of a co-trustee shall not relieve the Trustee of liability under the Indenture.

     (4)	Upon the acceptance in writing of such appointment by any such co-trustee or separate trustee, such co-trustee or separate trustee shall be vested with such interest in and to the Trust Estate or any part thereof, and with such rights, powers, duties or obligations, as shall be specified in the instrument of appointment jointly with the Trustee (except insofar as local law makes it necessary for any such co-trustee or separate trustee to act alone) subject to all the terms of this Indenture. Every such acceptance shall be filed with the Trustee. Any co-trustee or separate trustee may, at any time by an instrument in writing, constitute the Trustee its or his or her attorney-in-fact and agent, with full power and authority to do all acts and things and to exercise all discretion on its or his or her behalf and in its or his or her name.

     (5)	In case any co-trustee or separate trustee shall die, become incapable of acting, resign or be removed, the title to the Trust Estate and all rights, powers, trusts, duties and obligations of said co-trustee or separate trustee shall, so far as permitted by law, vest in and be exercised by the Trustee unless and until a successor co-trustee or separate trustee shall be appointed in the manner herein provided.

     Section 9.14. Obligations as to Reporting. The Trustee shall provide to the Issuer, upon request monthly reports of the balances in the Funds held under Article 5.

     Section 9.15. Appointment of Bond Registrar and Paying Agent. The Issuer at the direction of the Borrower hereby appoints the Trustee as Bond Registrar and Paying Agent under this Indenture.

     Section 9.16. Successor Paying Agent or Bond Registrar. The provisions of Sections 9.5 through 9.9 with respect to removal, resignation and appointment of a successor trustee shall be equally applicable to the removal, resignation and appointment of a successor to the Paying Agent and the Bond Registrar. If permissible under applicable law, the Trustee shall be eligible for appointment as successor to the Paying Agent if the Trustee is not then already serving in such capacity.

     Section 9.17.  Confirmation of the Trustee.

     (1)	At any time while Bonds remain outstanding under this Indenture, and in any of the following circumstances, to the extent permitted by law, to wit:

          (a)	The Trustee is in doubt as to whether or not this Indenture or any Related Document or instrument requires Bondholders' consent or the consent of the Borrower or the Issuer in connection with any proposed action;

          (b)	The Trustee has substantial doubt as to whether its consent to a proposed action, although authorized, should in the particular circumstances be given;

          (c)	The Trustee's consent is sought or deemed necessary in
     connection with a proposed action which is not specifically dealt with or contemplated by this Indenture or any Related Document, or it is unclear whether this Indenture or any Related Document is intended to deal with the proposed action;

          (d)	There is a disagreement as to whether a proposed action may be taken or is required to be taken;

          (e)	There appears to be a conflict, ambiguity or inconsistency
     between or among the provisions of this Indenture and any Related Document other than as provided for in Sections 10.1 and 11.1;

          (f)	There is doubt as to whether or not a proposed action falls
     within one of the provisions of Sections 10.1 and 11.1 authorizing such action without Bondholders' consent; or

          (g)	Bondholders' consent is required by this Indenture or any
     Related Document but consent cannot be obtained because it is not possible to comply with requirements of this Indenture or any Related Document as to the notice to be given to Bondholders with respect to the proposed matter requiring consent;

or in any other eventuality in which it shall be necessary to determine a question arising under, or to construe, this Indenture or any Related Document, the Trustee may, and upon request of the Issuer, the Borrower or the Holders of 25% or more in principal amount of Outstanding Bonds shall, proceed in accordance with an opinion of Bond Counsel. If Bondholders' consent cannot be obtained because of the circumstances described in (1)(g) above, a court of competent jurisdiction may amend or supplement the Loan Agreement or Indenture or any Related Document upon a proper showing of the necessity therefor.

     (2)	In construing and interpreting this Indenture and any other Related
Document, the objective shall always be to ascertain and effectuate the intention of the parties.

     (3)	The Trustee or successor Trustee shall not be answerable for actions taken in compliance with Section 9.17(1).  The Trustee or successor Trustee shall not be entitled to require an indemnity bond pursuant to Section 9.1(11)
prior to taking any action in compliance with Section 9.17(1).

     Section 9.18. Certain Representations of Trustee. The Trustee represents that:

     (1)	The Trustee is a banking association with trust powers, duly organized, validly existing and in good standing under the laws of the United States of America, is duly qualified to act as Trustee under this Indenture, and has the corporate power to take all action required or permitted of it under this Indenture and under Disclosure Agreement.

     (2)	This Indenture has been duly entered into, executed and delivered by the Trustee.  The officers of the Trustee who executed and delivered this
Indenture were, at the dates of such execution and delivery, duly qualified and acting officers authorized to perform such acts, and the signatures of such officers appearing on this Indenture are their genuine signatures.  The execution, delivery and performance by the Trustee of this Indenture has been duly authorized by all necessary corporate action on the part of the Trustee and presently does not contravene the Articles of Association or Bylaws of the
Trustee or, to the best of its knowledge after due inquiry, conflict with or constitute a breach of or default under any law, administrative regulation, consent decree or any agreement or instrument to which the Trustee is subject.

     (3)	The Trustee has a reported capital and surplus not less than
$50,000,000. In the event at any time the Trustee is not so qualified, the Trustee shall tender its resignation pursuant to Section 9.6 hereof.

     (4)	The Trustee maintains errors and omissions insurance with respect to each trust officer administering the Bonds and a fidelity bond in an amount which is customary in connection with the performance of corporate trust services.

     Section 9.19.  Tender Agent.

     (1)	The Trustee is hereby appointed as the initial Tender Agent for the
Bonds and with respect to Tendered Bonds, the Paying Agent, and hereby agrees to carry out its responsibilities described in this Indenture.  If the Tender
Agent is other than the Trustee, the Tender Agent shall signify its acceptance of the duties and obligations imposed upon it hereunder by a written instrument of acceptance delivered to the Issuer, the Borrower, the Trustee and the Remarketing Agent, under which the Tender Agent will agree to particularly:

          (1)	hold all Bonds delivered to it for purchase hereunder as agent and bailee of, and in escrow for the benefit of, the respective Holders which have so delivered such Bonds; until moneys representing the Tender Price of such Bonds shall have been delivered to or for the account of or to the order of such Holders; and

          (2)	keep such books and records as shall be consistent with prudent industry practice, and make such books and records available for inspection by the other parties.

     (b)	The parties hereto shall each cooperate to cause the necessary arrangements to be made and to be thereafter continued whereby funds from the sources specified herein will be made available for the purchase of Bonds presented at the Principal Office of the Tender Agent, and to otherwise enable the Tender Agent to carry out its duties under this Indenture.

     (c)	The Tender Agent, the Trustee and the Remarketing Agent shall cooperate to the extent necessary to permit the preparation, execution, issuance, authentication and delivery by the Tender Agent of replacement Bonds in connection with the tender and remarketing of Bonds hereunder.

     (d)	The Issuer, the Trustee and the Borrower acknowledge that, in carrying out its responsibilities hereunder, the Tender Agent shall be acting solely for the benefit of and as agent for the Holders from time to time of the Bonds. No delivery of the Bonds to the Tender Agent or any agent of the Tender Agent or purchase of Bonds by the Tender Agent shall constitute a redemption of the Bonds or any extinguishment of the debt evidenced thereby.

     (e)	The Tender Agent (if other than the Trustee) shall meet the
requirements of a successor Trustee. The Tender Agent may resign and be discharged of the duties and obligation created by this Indenture by giving at least 30 days' notice by mail to the Trustee, the Borrower and the Remarketing Agent. No resignation shall not take effect unless and until a successor Tender Agent shall be appointed by the Trustee. The Trustee shall use its best efforts to appoint a successor Tender Agent during such 30 day period and in the event a successor Tender Agent has not taken office prior to the expiration of such 30 day period, the Tender Agent may petition a court of applicable jurisdiction to appoint a successor Tender Agent. The Tender Agent may be removed at any time by an instrument signed by the Borrower, with the written consent of the Trustee, and filed with the Borrower, the Tender Agent, the Remarketing Agent and the Trustee. Removal shall not take effect unless and until a successor Tender Agent shall be appointed by the Trustee with the approval of the Borrower. In the event of the resignation or removal of the Tender Agent, the Tender Agent shall deliver any moneys and Bonds held by it to its successor, and if there is no successor, to the Trustee.

                           ARTICLE 10

                     SUPPLEMENTAL INDENTURES

     Section 10.1. Supplemental Indentures Not Requiring Consent of Bondholders. The Issuer and Trustee may, from time to time and at any time, without the consent of, or notice to, any of the Holders, and when so required by this Indenture shall, enter into an indenture or indentures supplemental to this Indenture as shall not be inconsistent with the terms and provisions hereof (which supplemental indenture or indentures shall thereafter form a part hereof), so as to thereby (1) cure any ambiguity or formal defect or omission in this Indenture or in any supplemental indenture, (2) grant to or confer upon the Trustee for the benefit of the Holders any additional rights, remedies, powers, authority or security that may lawfully be granted to or conferred upon the Holders or Trustee, (3) more precisely identify the Trust Estate, or any other property which may become a part of the Trust Estate, (4) subject to the lien and pledge of this Indenture additional revenues, properties or collateral, (5) evidence the appointment of a separate trustee or a co-trustee or the succession of a new Trustee or Paying Agent or both hereunder, (6) modify, eliminate and/or add to the provisions of this Indenture to such extent as shall be necessary to prevent any interest on the Bonds from becoming includable in gross income for federal income tax purposes or to effect the qualification of this Indenture under the Trust Indenture Act of 1939, as then amended, or under any similar federal statute hereafter enacted, and to add to this Indenture such other provisions as may be expressly permitted by said Trust Indenture Act of 1939, excluding however the provisions referred to in Section 316(a)(2) of said Trust Indenture Act of 1939, (7) provided the conditions contained in Section 2.6 hereof are satisfied, to provide for the terms and issuance of Additional Bonds, (8) make any other change which is required by any provision of this Indenture or which is deemed by the Trustee necessary to reconcile the Indenture with the Related Documents, or any amendments thereto, (9) make any change which will become effective on a Rate Adjustment Date, provided a summary of the change is sent with the Preliminary Notice of Mandatory Tender, or (10) make any other change, subject to the Trustee's receipt of written confirmation from the Rating Agency that the rating on the Bonds will not be downgraded, withdrawn or qualified as a result thereof, which in the judgment of the Trustee, based upon an opinion of Bond Counsel, is necessary or desirable and will not materially prejudice any non-consenting Bondholder.

     Section 10.2. Supplemental Indentures Requiring Consent of Bondholders. Exclusive of supplemental indentures covered by Section 10.1 and subject to the terms and provisions contained in this Section, and not otherwise, the Trustee, upon receipt of an instrument evidencing the consent to the below-mentioned supplemental indenture by the Holders of not less than 51% of the aggregate principal amount of the Bonds then outstanding, shall join with the Issuer in the execution of such other indenture or indentures supplemental hereto as shall be deemed necessary and desirable for the purpose of modifying, altering, amending, adding to or rescinding, in any particular, any of the terms or provisions contained in this Indenture or in any supplemental indenture; provided, however, that nothing herein contained shall permit or be construed as permitting (1) an extension of the maturity of the principal of or interest on any Bond, (2) a reduction in the principal amount of any Bond or the rate of interest thereon, (3) a privilege or priority of any Bond or Bonds over any other Bond or Bonds except as may be otherwise expressly provided herein, (4) a reduction in the aggregate principal amount of the Bonds required for consent to such supplemental indenture or (5) the modification of any of the provisions of this Section without the consent of the Holders of 100% of the principal amount of all Bonds adversely affected thereby ("100% Bondholders' Consent").

     If at any time the Issuer shall request the Trustee to enter into any such supplemental indenture for any of the purposes of this Section, the Trustee shall, upon being satisfactorily indemnified with respect to expenses, cause notice of the proposed execution of such supplemental indenture to be mailed by first class mail, postage prepaid, to the Bondholders at the addresses shown on the Bond Register. Such notice shall briefly set forth the nature of the proposed supplemental indenture and shall state that copies thereof are on file at the principal office of the Trustee for inspection by all Bondholders. The Trustee shall not, however, be subject to any liability to any Bondholder by reason of its failure to mail such notice to any particular Bondholder if notice was generally mailed to Bondholders, and any such failure shall not affect the validity of such supplemental indenture when consented to and approved as provided in this Section. If the Holders of not less than the applicable percentage (as referenced above) in aggregate principal amount of the Bonds then outstanding at the time of the execution of any such supplemental indenture shall have consented to and approved the execution thereof as herein provided, no Bondholder shall have any right to object to any of the terms and provisions contained herein or the operation thereof, or in any manner to question the propriety of the execution thereof, or to enjoin or restrain the Trustee or Issuer from executing the same or from taking any action pursuant to the provisions thereof. Upon the execution of any such supplemental indenture as in this Section permitted and provided, this Indenture shall be and is deemed to be modified and amended in accordance herewith.

     Anything herein to the contrary notwithstanding, a supplemental indenture under this Article 10 which adversely affects the right of the Borrower under this Indenture, the Loan Agreement, the Regulatory Agreement, the Mortgage or the Assignment shall not become effective unless and until the Borrower shall have consented (either in writing or by inaction as provided below) to the execution and delivery of such supplemental indenture. In this regard, the Trustee shall cause notice of the proposed execution and delivery of any such supplemental indenture, together with a copy of the proposed supplemental indenture, to be mailed by certified or registered mail to the Borrower at least 15 days prior to the proposed date of execution and delivery of any such supplemental indenture. The Borrower shall be deemed to have consented to the execution and delivery of any such supplemental indenture if the Trustee does not receive a letter signed by a Representative of the Borrower of protest or objection thereto on or before 5:30 p.m., Eastern Standard or Eastern Daylight time, whichever is then in effect in New York, New York, of the fifteenth day after the mailing of said notice and a copy of the proposed supplemental indenture to the Borrower unless such fifteenth day falls on a day which is not a Business Day, in which event the letter of objection must be received not later than the next succeeding Business Day.

     Section 10.3. Notice to Rating Agency. The Trustee shall send a copy of each supplemental indenture executed and delivered pursuant to this Article X
to the Rating Agency.  	Section 10.4.  Opinion of Bond Counsel.  Any amendment
governed by this Article shall be accompanied by an opinion of Bond Counsel that such amendment is permitted by this Indenture and does not impair the exclusion of interest on the Bonds from gross income for federal income tax purposes nor permit the taking of action which when taken will impair the exclusion of interest on the Bonds from gross income for federal income tax purposes.

     Section 10.5. Rights of Trustee. The Trustee shall not be required to agree to any amendment referred to in this Article that modifies the rights, duties or immunities of the Trustee.

                                ARTICLE 11

                      AMENDMENTS TO RELATED DOCUMENTS

     Section 11.1. Amendments Not Requiring Bondholder Consent. The Issuer or the Trustee or both may, without the consent of or notice to the Bondholders, consent to any amendment, change or modification of any of the Related Documents:

     (1)	which may be required or permitted without Bondholder consent by the provisions of the Related Documents or this Indenture;

     (2)	for the purpose of curing any ambiguity or formal defect or omission;

     (3)	in connection with additional land, equipment or improvements which may be acquired and which constitute a part of the Mortgaged Property, so as to (A) more precisely identify the same, (B) substitute or add additional land or additional equipment or (C) sell or remove such land or equipment, all as provided in the Mortgage; provided, however, that any such amendment, change or modification of any of the Related Documents as provided in this Section
11.1(3) shall not be effective without written confirmation from the Rating
Agency that such action will not result in the downgrade, withdrawal or qualification of the rating on the Bonds;

     (4)	to reconcile any Related Documents with any amendment or supplement to the Indenture; or

     (5)	subject to the Trustee's receipt of written confirmation from the
Rating Agency that the rating on the Bonds will not be downgraded, withdrawn or qualified as a result thereof, to effect any other change in a Related Document which, in the judgment of the Trustee, will not materially prejudice any non-consenting Bondholder.

     Section 11.2. Amendments Requiring Bondholder Consent. Except for (1) amendments, changes or modifications as provided in Section 11.1 and (2) amendments, changes or modifications permitted by any Related Document, neither the Issuer nor Trustee shall consent to any other amendment, change or modification of any Related Document without the giving of notice and the written approval or consent of the Holders of not less than a majority in aggregate principal amount of the Bonds then outstanding given and procured as provided in this Section; provided that in no event shall such amendment, change or modification relieve the Borrower of the obligation under any Related Documents to make when and as due any payments required for the payment of principal, interest and any premium due or to become due on the Bonds unless the consent of the Holders of all Bonds adversely affected thereby is first secured. If at any time the Issuer and the Borrower shall request the consent of the Trustee to any such proposed amendment, change or modification of any Related Documents to which the Issuer is a party or the Borrower shall request consent of the Trustee to any such proposed amendment, change or modification of any other Related Document to which the Issuer is not a party, the Trustee shall, upon being satisfactorily indemnified with respect to expenses, cause notice of such proposed amendment, change or modification to be given in the same manner as provided in Section 10.2 with respect to supplemental indentures. Such notice shall briefly set forth the nature of such proposed amendment, change or modification and shall state that copies of the instrument embodying the same are on file at the principal office of the Trustee for inspection by all Holders. The Trustee shall not, however, be subject to any liability to any Holder by reason of its failure to mail such notice to any particular Bondholder if notice was generally mailed to Bondholders, and any such failure shall not affect the validity of such amendment, change or modification when consented to and approved as provided in this Section. If the Holders of not less than a majority in aggregate principal amount of the Bonds then outstanding at the time of the execution of any such amendment shall consent to the execution thereof as herein provided, no Holder of any Bond shall have any right to object to any of the terms and provisions contained therein, or the operation thereof, or in any manner to question the propriety of the execution thereof, or to enjoin or restrain the Trustee or Issuer from executing the same or from taking any action pursuant to the provisions thereof. Upon the execution of any such amendment, the applicable Related Document thereby amended shall be deemed to be modified and amended in accordance therewith. Nothing in this Section contained shall permit or be construed as permitting any reduction in the payments required to be made by Sections 4.2 or 4.3 of the Loan Agreement or a reduction or change in the stated maturity of the Bonds.

     Section 11.3. Opinion of Bond Counsel. Any amendment governed by this Article shall be accompanied by an opinion of Bond Counsel that such amendment does not adversely affect the exclusion of interest on the Bonds from gross income for federal income tax purposes nor permit the taking of action which when taken will adversely affect the exclusion of interest on the Bonds from gross income for federal income tax purposes.

    Section 11.4. Rights of Trustee. The Trustee shall not be required to consent to any amendment referred to in this Article unless it has first received an opinion of Independent Counsel that such amendment is allowed by this Indenture.

                               ARTICLE 12

                      MISCELLANEOUS PROVISIONS

     Section 12.1. Consent of Holders. Any consent, request, direction, approval, objection or other instrument required by this Indenture to be signed and executed by the Holders (other than the assignment of a Bond) may be in any number of concurrent writings of similar tenor and must be signed or executed by such Holders in person or by agent appointed in writing. Proof of the execution of any such consent, request, direction, approval, objection or other instrument or of the writing appointing any such agent and of the ownership of Bonds, if made in the following manner, shall be sufficient for any of the purposes of this Indenture, and shall be conclusive in favor of the Trustee with regard to any action taken by it under such request or other instrument, namely:

     (1)	The fact and date of the execution by any person of any such writing may be proved by the certificate of any officer in any jurisdiction who by law has power to take acknowledgments within such jurisdiction that the person signing such writing acknowledged before him the execution thereof, or by an affidavit of any witness to such execution; and

     (2)	The fact of the ownership by any person of Bonds and the amounts and numbers of such Bonds, and the date of the holding of the same, may be proved only by reference to the Bond Register.

     Section 12.2. Rights Under Indenture. Nothing expressed or mentioned in or to be implied from this Indenture or the Bonds is intended or shall be construed to give any person or company other than the parties hereto, and the Bondholders, any legal or equitable right, remedy, or claim under or with respect to this Indenture or any covenants, conditions and provisions herein contained; this Indenture and all of the covenants, conditions and provisions hereof being intended to be and being for the sole and exclusive benefit of the parties hereto and the Holders of the Bonds hereby secured as herein provided.

     Section 12.3. Severability.. If any provision of this Indenture shall be held or deemed to be or shall, in fact, be inoperative or unenforceable as applied in any particular case in any jurisdiction or jurisdictions or in all jurisdictions or in all cases because it conflicts with any provisions of any constitution or statute or rule of public policy, or for any other reason, such circumstances shall not have the effect of rendering the provision in question inoperative or unenforceable in any other case or circumstance, or of rendering any other provisions herein contained invalid, inoperative or unenforceable to any extent whatever.

     Section 12.4. Notices. All notices, certificates or other communications hereunder shall be given to all parties identified below, shall be in writing (except as otherwise expressly provided herein) and shall be sufficiently given and shall be deemed given when delivered by hand delivery, telegram or facsimile or served by depositing the same with the United States Postal Service, or any official successor thereto, designated as Registered or Certified Mail, Return Receipt Requested, bearing adequate postage, or delivery by reputable private courier such as Federal Express, Airborne, DHL or similar overnight delivery service, and addressed as hereinafter provided. Notices, except to the Trustee, shall be deemed given when mailed as provided herein. Notices to the Trustee shall be deemed given only when received by the Trustee. All parties identified below may, by written notice given by each to the others, designate any address or addresses to which notices, certificates or other communications to them shall be sent when required as contemplated by this Indenture. Any notice, certificate, report, financial statement or other communication properly provided by legal counsel on behalf of any party hereunder shall be deemed properly provided by the party represented by such counsel. Until otherwise provided by the respective parties, all notices, certificates and communications to each of them shall be addressed as follows:

     To the Issuer:

          City of Aurora, Illinois
          44 East Downer Place
          Aurora, Illinois  60507
          Attention:  City Clerk

     To the Borrower:

          Park Trace Apartments Limited Partnership
          c/o America First Companies
          19th Floor
          399 Park Avenue
          New York, New York  10022
          Attention:  Joseph Grego

     With a copy to:

          America First Companies
          Suite 400
          1004 Farnam Street
          Omaha, Nebraska  68102
          Attention:  Lynn Muse

     To the Trustee:

          UMB Bank, N.A.
          928 Grand Avenue, 13th Floor
          Kansas City, Missouri  64106
          Attention:  Corporate Trust Department

     To the Tender Agent:

          UMB Bank, N.A.
          928 Grand Avenue, 13th Floor
          Kansas City, Missouri  64106
          Attention:  Corporate Trust Department

     To the Bond Registrar
     and Paying Agent:

          UMB Bank, N.A.
          928 Grand Avenue, 13th Floor
          Kansas City, Missouri  64106
          Attention:  Corporate Trust Department

     Any provision in this Indenture relative to the mailing of a notice or other paper to Bondholders shall be fully complied with if it is mailed by first class mail, postage prepaid, to the Trustee and to each registered owner of any Bonds then Outstanding at the address of such registered owner appearing upon the Bond Register.

     Section 12.5. Required Approvals. Consents and approvals required by this Indenture to be obtained from the Borrower, the Issuer or the Trustee shall be in writing and shall not be unreasonably withheld or delayed.

     Section 12.6. Counterparts. This Indenture may be simultaneously executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument.

     Section 12.7. Limitation of Liability of Issuer and Its Officers, Employees and Agents.

     (1)	No covenant, agreement or obligation contained herein shall be deemed to be a covenant, agreement or obligation of any present or future councilmember, officer, employee or agent of the Issuer in his or her individual capacity, and neither the councilmembers of the Issuer nor any officer thereof executing the Bonds shall be liable personally on the Bonds or be subject to any personal liability or accountability by reason of the issuance thereof.  No councilmember, officer, employee or agent of the Issuer shall incur any personal liability with respect to any other action taken by him pursuant to this Indenture or the Act, provided such member, officer, employee or agent acts in good faith.

     (2)	No agreements or provisions contained in this Indenture nor any agreement, covenant or undertaking by the Issuer contained in any document executed by the Issuer in connection with the Project, or the issuance, sale and delivery of the Bonds shall give rise to any pecuniary liability of the Issuer or a charge against its general credit, or shall obligate the Issuer financially in any way except as may be payable from the repayments by the Borrower under the Loan Agreement and the proceeds of the Bonds. No failure of the Issuer to comply with any term, condition, covenant or agreement herein or in any document executed by the Issuer in connection with the issuance and sale of the Bonds shall subject the Issuer to liability for any claim for damages, costs or other financial or pecuniary charge except to the extent that the same can be paid or recovered from the repayments by the Borrower under the Loan Agreement or proceeds of the Bonds. Nothing herein shall preclude a proper party in interest from seeking and obtaining, to the extent permitted by law, specific performance against the Issuer for any failure to comply with any term, condition, covenant or agreement herein, provided that no costs, expenses or other monetary relief shall be recoverable from the Issuer except as may be payable from the repayments by the Borrower under the Loan Agreement or from the proceeds of the Bonds.

     (3)	No recourse shall be had for the payment of the principal of or premium or interest on any of the Bonds or for any claim based thereon or upon any obligation, covenant or agreement contained in this Indenture against any past, present or future officer, director, member, employee or agent of the Issuer, or of any successor corporation, as such, either directly or through the Issuer or any successor corporation, under any rule of law or equity, statute or constitution or by the enforcement of any assessment or penalty or otherwise, and all such liability of any such officers, directors, members, employees or agents, as such, is hereby expressly waived and released as a condition of, and consideration for, the execution of this Indenture and the issuance of such Bonds.

     (4)	Anything in this Indenture to the contrary notwithstanding, it is expressly understood and agreed by the parties hereto that (a) the Issuer may rely conclusively on the truth and accuracy of any certificate, opinion, notice, or other instrument furnished to the Issuer by the Trustee or the Borrower as to the existence of any fact or state of affairs required hereunder to be noticed by the Issuer; (b) the Issuer shall not be under any obligation hereunder to perform any record keeping or to provide any legal services; and (c) none of the provisions of this Indenture shall require the Issuer to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties or in the exercise of any of its rights or powers hereunder, unless it shall first have been adequately indemnified to its satisfaction against the cost, expenses, and liability which may be incurred thereby.

     (5)	Neither the councilmembers of the Issuer nor any person executing the
Bonds shall be liable personally on the Bonds by reason of the issuance thereof.  The Bonds and the interest thereon shall be special obligations of the Issuer payable solely out of the rents, revenues and receipts derived by the Issuer from the Project and not from any other fund or source of the
Issuer, and are secured by a pledge and assignment of the Trust Estate to the
Trustee in favor of the Bondholders, as provided in this Indenture.  The Bonds and the interest thereon shall not constitute general obligations of the
Issuer or the State, and neither the Issuer nor the State shall be liable thereon.  The Bonds shall not constitute an indebtedness within the meaning of any constitutional or statutory debt limitation or restriction, and are not payable in any manner by taxation.

     Section 12.8.  Determination of Taxability.   If any action is commenced
which questions the exclusion of interest on the Bonds from gross income under
Section 103(a) of the Code or which might result in a Determination of Taxability and if requested by the Borrower and if the costs of such contest, as estimated by the Trustee, are paid in advance, the Trustee hereby covenants that it will contest such action or Determination of Taxability. All costs of such contest shall be borne by the Borrower.

     Section 12.9. Notice to the Rating Agency. The Trustee shall notify the Rating Agency in writing, at Standard & Poor's Ratings Services, 25 Broadway, New York, New York 10004, Attention: Commercial Real Estate Surveillance Group, of the occurrence of any of the following events of which the Trustee is aware: (a) any change in the identity of the Trustee; (b) any amendment or modification of or change to this Indenture, the Loan Agreement, the Mortgage or the Assignment (with a copy of such proposed amendment); (c) payment in full, or provision for payment in full, of all Outstanding Bonds; or (d) any Event of Default.

     IN WITNESS WHEREOF, the City of Aurora, Illinois has caused this Indenture to be signed in its name and behalf and attested by its duly authorized officers, and to evidence its acceptance of the trusts hereby created, UMB Bank, N.A. has caused this Indenture to be signed in its name and behalf by its duly authorized officer, all as of the date first above written.



                                  CITY OF AURORA, ILLINOIS


                             					By  /s/
                                        							Mayor
ATTEST:


/s/ Cheryl M. Vonhoff
     City Clerk



                                  UMB BANK, N.A., as Trustee




                             						By  /s/
                                   							Authorized Signatory

                                  	EXHIBIT A

                     	(FORM OF REQUISITION CERTIFICATE)

                            	BOND PROCEEDS FUND

Date:  December __, 1997

                         	REQUISITION CERTIFICATE

TO:	UMB BANK, N.A., AS TRUSTEE UNDER THE INDENTURE OF TRUST DATED AS OF
    DECEMBER 1, 1997 BETWEEN THE CITY OF AURORA, ILLINOIS AND THE TRUSTEE.

     Park Trace Apartments Limited Partnership, a Georgia limited partnership (the "Borrower"), hereby requests that proceeds of the Bonds in the amount of $12,410,000 be paid from the Bond Proceeds Fund to America First Apartment Investors, L.P. for the purpose of effecting the redemption and discharge of the City of Aurora Multifamily Housing Mortgage Revenue Note (Covey at Fox Valley Project) Series 1986 in the full, remaining outstanding principal amount of $12,410,000.00:

							                              Payee and Wire Instructions

							                              AMERICA FIRST APARTMENT
							                               INVESTORS, L.P.

PARK TRACE APARTMENTS,			            Bank of Boston
LIMITED PARTNERSHIP,				             100 Federal Street
a Georgia limited partnership				    ABA# 011 000 390
By:	Park Trace Operating Company, 			Attn:  Linda Wheeler/CLS
		its General Partner			       	Ref:  America First Apartment Investors, L.P.

     By ____________________
         Its Vice President

                        	RECEIPT FOR BOND PROCEEDS


     AMERICA FIRST APARTMENT INVESTORS, L.P. (the "Prior Note Holder") hereby acknowledges receipt, from UMB BANK, N.A. (the "Trustee"), of $12,410,000, which we have been informed consists of proceeds of the City of Aurora, Illinois (the "Issuer") Multifamily Housing Revenue Refunding Bonds (The Covey at Fox Valley Apartments Project) Series 1997 (the "Bonds"), to be applied to redeem and discharge in full the City of Aurora Multifamily Housing Mortgage Revenue Note (Covey at Fox Valley Project) Series 1986, on December __, 1997 (the "Redemption Date"). As consideration for receipt of the foregoing amount, the Prior Note Holder hereby warrants to the Issuer and the Trustee that it has delivered the Prior Note to the Issuer for cancellation.

     Dated this          day of December, 1997.

						                            AMERICA FIRST APARTMENT INVESTORS, L.P.

							                           By:  America First Capital Associates Limited
							                                Partnership Four, a Delaware limited
								                               partnership, its general partner

							                          	By:  America First Companies, L.L.C.,
									                             	a Delaware limited liability company,
									                             	its general partner


									                         By _________________________
								                         	Title:  _______________________

	                                 EXHIBIT B



                      (FORM OF REQUISITION CERTIFICATE)
                            MORTGAGE RECOVERY FUND


Requisition No.

Date:


                           	REQUISITION CERTIFICATE


TO:	UMB BANK, N.A., AS TRUSTEE UNDER THE INDENTURE OF TRUST DATED AS OF
DECEMBER 1, 1997 BETWEEN THE CITY OF AURORA, ILLINOIS AND THE TRUSTEE.

     Park Trace Apartments Limited Partnership, a Georgia limited partnership (the "Borrower"), hereby requests that the following amounts be paid from the Mortgage Recovery Fund to the following payees for the following purposes:

     Amount			            Payee and Address		               Purpose



Less 10% Retainage $

     The Borrower hereby certifies that:

     (1)	obligations in the stated amounts have been incurred and performed at the Project and are presently due and payable and that each item thereof is a proper charge against the Mortgage Recovery Fund and has not been the subject of a previous withdrawal from the Mortgage Recovery Fund,

     (2)	to the best of the undersigned's knowledge there has not been filed with or served upon the Issuer, the Trustee or the Borrower notice of any lien, right or attachment upon, or claim affecting the right of any such persons, firms or corporations to receive payment of the respective amounts stated in this requisition which has not been released or will not be released simultaneously with the payment of such obligation,

     (3)(A) obligations as stated on this requisition have been properly incurred, (B) such work was actually performed or such materials or supplies were actually furnished or installed in or about the Project, (C) if contested, bond has been made by the Borrower in an amount equal to 125% of the contested amount and (D) either such materials or supplies are not subject to any lien or security interest or any such lien or security interest will be released or discharged upon payment of this requisition,

     (4)	all rights, title and interest to any and all personal property acquired with the proceeds of this requisition is vested in the Borrower.

     (5)	attached hereto are the items required by Section 5.8(6)(a)(6)(ii)
and (iii) of the Indenture.


Park Trace Apartments Limited Partnership, a Georgia limited partnership


By
   Borrower Representative


Requested this         day of              ,        .



[PROJECT ENGINEER]

                                   EXHIBIT C

                                 FORM OF BOND


No. R-__										                                               $____________

                         	UNITED STATES OF AMERICA
                             	STATE OF ILLINOIS


                        	CITY OF AURORA, ILLINOIS
               	MULTIFAMILY HOUSING REVENUE REFUNDING BOND
              	(THE COVEY AT FOX VALLEY APARTMENTS PROJECT)
                             	SERIES 1997


     Unless this Bond is presented by an authorized representative of The Depository Trust Company, a New York corporation ("DTC"), to the Issuer or its agent for registration of transfer, exchange or payment, and any Bond issued is registered in the name of Cede & Co. or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of
DTC), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.

     As provided in the Indenture referred to herein, until the termination of the system of book-entry-only transfers through DTC (or any successor Security Depository appointed pursuant to the Indenture), and notwithstanding any other provision of the Indenture to the contrary, this Bond may be transferred, in whole but not in part, only to a nominee of DTC, or by a nominee of DTC to DTC or a nominee of DTC, or by DTC or a nominee of DTC to any successor securities depository or any nominee thereof.

     Interest Rate	Maturity Date	Dated Date		CUSIP

     Variable	December 1, 2027	December __, 1997


REGISTERED HOLDER:  CEDE & CO.


PRINCIPAL AMOUNT:

     The City of Aurora, Illinois (the "Issuer"), a municipal corporation and home rule unit of local government under the Constitution of the State of Illinois, empowered to issue economic development revenue bonds pursuant to the provisions of Ordinance No. 4519, adopted March 23, 1976, as from time to time amended, and codified as Division 4 of Article V of Chapter 2 of the City of Aurora Code of Ordinances, and Section 6(a) of Article VII of the Constitution of the State (collectively, the "Act"), for value received, promises to pay to the Registered Holder specified above, or registered assigns, but only from the Bond Fund established under the Indenture described below (the "Bond Fund"), and upon presentation and surrender hereof at the principal corporate trust office of the Trustee named below, the Principal Amount specified above, on the Maturity Date specified above, or, if this Bond is redeemable as stated below, on a prior date on which it shall have been duly called for redemption, and to pay interest on said Principal Amount to the Record Date Holder hereof, as defined below, solely from the Bond Fund, until the Principal Amount is paid or discharged, at the interest rate described below. Interest hereon shall be calculated on the basis of a 360-day year of twelve 30-day months. Interest shall be payable semiannually on June 1 and December 1 of each year (each an "Interest Payment Date"), commencing June 1, 1998. This Bond shall bear interest from the Dated Date specified above or (in the case of transfer or exchange) from the most recent Interest Payment Date to which interest has been paid or provided for. The "Record Date Holder" is the person in whose name this Bond is registered (the "Holder" hereof) in the Bond Register maintained by UMB Bank, N.A., as Bond Registrar, or its successor either (i) on the fifteenth day of the month (whether or not a Business Day) next preceding each Interest Payment Date (the "Record Date"), irrespective of any transfer or exchange of such Bond subsequent to such Record Date and prior to such Interest Payment Date, or
(ii) if there shall be a default in payment of interest due on such Interest

Payment Date, at the close of business on a date (the "special Record Date") for the payment of such defaulted interest established by notice mailed by the Trustee on behalf of the Issuer. Notice of the special Record Date shall be mailed not less than 15 days before the special Record Date, to the Holder at the close of business on the fifth Business Day preceding the date of mailing. Except as provided in the next sentence, interest shall be payable by check or draft mailed to the Holder at his, her or its address as it appears on the Bond Register on the Record Date or the special Record Date, as the case may be, except as otherwise provided in the Indenture. All payments of principal of and premium, if any, on the Bonds payable on the Maturity Date, the Purchase Date or the Discharge Date (each as defined in the Indenture) shall only be payable by check or draft upon presentation of the Bonds, at the principal corporate trust office of the Trustee.
Notwithstanding the foregoing, any Holder of at least $1,000,000 principal amount of any Bonds (or a lesser amount of such Bonds if such Bonds constitute all the Bonds at the time outstanding), upon payment by the Holder of the cost of such electronic transfer, may file with the Trustee an instrument satisfactory to the Trustee requesting the amounts payable by the Trustee to such Holder be paid by transferring by electronic transfer in immediately available funds, on the day such payment is due, the amount to be distributed to such Holder to a designated account maintained by such Holder at any other bank in the continental United States. The principal of and interest and premium, if any, on this Bond are payable in lawful money of the United States of America.

     The Bonds (as hereinafter defined) are issued under the provisions of and in full compliance with the Act, and a resolution duly adopted by the Issuer pursuant to which this Bond is issued and which authorizes the execution and delivery of the Loan Agreement (as herein defined) and the Indenture. This Bond and the issue of which it is a part are limited obligations of the Issuer, and the principal and premium, if any, and interest thereon are payable solely and only from revenues, and other amounts derived by the Issuer from the Loan Agreement pledged and assigned by the Issuer to the Trustee under the Indenture to secure payment of the principal of, premium, if any, and interest on this Bond.

     THE BONDS ARE LIMITED OBLIGATIONS OF THE ISSUER PAYABLE SOLELY FROM REVENUES AND FUNDS PLEDGED THEREFOR UNDER THE INDENTURE. NO HOLDER OF THIS BOND SHALL EVER HAVE THE RIGHT TO COMPEL THE EXERCISE OF THE TAXING POWER OF THE ISSUER OR THE STATE OF ILLINOIS (THE "STATE") OR ANY POLITICAL SUBDIVISION THEREOF TO PAY THE PRINCIPAL OF THIS BOND OR THE INTEREST HEREON OR ANY OTHER COST INCIDENT HERETO, OR TO ENFORCE PAYMENT HEREOF AGAINST ANY PROPERTY OF THE ISSUER, THE STATE OR ANY POLITICAL SUBDIVISION THEREOF. THE BONDS AND THE INTEREST THEREON SHALL NOT BE DEEMED TO CONSTITUTE A DEBT OR LIABILITY OF THE ISSUER, THE STATE, OR ANY POLITICAL SUBDIVISION THEREOF, AND THE ISSUANCE THEREOF SHALL NOT, DIRECTLY OR INDIRECTLY OR CONTINGENTLY, OBLIGATE THE ISSUER, THE STATE, OR ANY POLITICAL SUBDIVISION THEREOF, TO LEVY ANY FORM OF TAXATION THEREFOR OR TO MAKE ANY APPROPRIATION FOR ITS PAYMENT. NOTHING IN THE BONDS OR THE PROCEEDINGS OF THE ISSUER AUTHORIZING THE ISSUANCE OF THE BONDS OR IN THE INDENTURE SHALL BE CONSTRUED TO AUTHORIZE THE ISSUER TO CREATE A DEBT OR LIABILITY OF THE ISSUER, THE STATE, OR ANY POLITICAL SUBDIVISION THEREOF WITHIN THE MEANING OF ANY CONSTITUTIONAL OR STATUTORY PROVISION OF THE STATE.

     NO RECOURSE SHALL BE HAD FOR THE PAYMENT OF THE PRINCIPAL OF OR PREMIUM OR INTEREST ON THIS BOND AGAINST ANY PAST, PRESENT OR FUTURE OFFICER, MEMBER, EMPLOYEE OR AGENT OF THE ISSUER, OR OF ANY SUCCESSOR TO THE ISSUER, AS SUCH, EITHER DIRECTLY OR THROUGH THE ISSUER OR ANY SUCCESSOR TO THE ISSUER, UNDER ANY RULE OF LAW OR EQUITY, STATUTE OR CONSTITUTION OR BY THE ENFORCEMENT OF ANY ASSESSMENT OR PENALTY OR OTHERWISE, AND ALL SUCH LIABILITY OF ANY SUCH OFFICERS, MEMBERS, EMPLOYEES OR AGENTS, AS SUCH, IS HEREBY EXPRESSLY WAIVED AND RELEASED AS A CONDITION OF, AND CONSIDERATION FOR, THE EXECUTION AND ISSUANCE OF THIS BOND.

     This Bond is one of a duly authorized series of bonds of the Issuer, issued in the initial aggregate principal amount of $12,410,000, known as the Multifamily Housing Revenue Refunding Bonds (The Covey at Fox Valley Apartments Project) Series 1997 (the "Bonds"). The Bonds are being issued under, and secured in accordance with, an Indenture of Trust dated as of December 1, 1997 (the "Indenture), by and between the Issuer and UMB Bank, N.A., as trustee (the Trustee"), setting forth the terms upon which such Bonds are issued. The Bonds are issued by the Issuer to prepay and discharge the Issuer's City of Aurora Multifamily Housing Mortgage Revenue Note (Covey at Fox Valley Project) Series 1986 in the original principal amount of $12,410,000 (the "Prior Note"), issued to refinance the acquisition and construction of a 216-unit multifamily residential rental facility located within the incorporated limits of the Issuer known as The Covey at Fox Valley constituting a "project" within the meaning of the Act (the "Covey Project"). The proceeds of the Bonds will be applied for such purpose under the terms of a Loan Agreement dated as of December 1, 1997 (the "Loan Agreement"), by and between the Issuer and Park Trace Apartments Limited Partnership, a Georgia limited partnership (the "Borrower"), under the provisions of which the Issuer will loan the proceeds of the Bonds to the Borrower. The loan made pursuant to the Loan Agreement (the "Loan") is evidenced by a promissory note (the "Note") from the Borrower and the Land Trust (as defined in the Indenture) to the Issuer and endorsed without recourse by the Issuer to the Trustee. The Borrower has agreed under the Note and the Loan Agreement to make loan payments in amounts and at times sufficient to pay the principal of, premium, if any, and interest on the Bonds as the same shall become due and payable.

     Pursuant to the Indenture, the Issuer has assigned and pledged to the Trustee, for the equal and ratable benefit of the Holders of the Bonds, all revenues and receipts derived by the Borrower from the operation of the Covey Project and the 260-unit multifamily housing project located in the City of Norcross, Gwinnett County, Georgia (the "Park Trace Project", together with the Covey Project, the "Project"). Pursuant to the Mortgage, Security Agreement and Fixture Financing Statement dated as of December 1, 1997 (the "Covey Project Mortgage") and the Covey at Fox Valley Assignment of Rents and Leases dated as of December 1, 1997 (the "Covey Project Assignment"), each executed by the Borrower and the Land Trust for the benefit of the Trustee with respect to the Covey Project, and the Deed to Secure Debt, Security Agreement and Fixture Financing Statement dated as of December 1, 1997 (the "Park Trace Project Mortgage", together with the Covey Project Mortgage, the "Mortgage") and the Park Trace Assignment of Rents and Leases dated as of December 1, 1997 (the "Park Trace Project Assignment", together with the Park Trace Project Assignment, the "Assignment") filed with respect to the Park Trace Project, each executed by the Borrower for the benefit of the Issuer and assigned by the Issuer to the Trustee, the Borrower has granted to the Issuer and the Trustee, for the equal and ratable benefit of the Holders of the Bonds, first priority Mortgage liens on and security interests in the Project and the rents and leases thereof. Each of the Covey Project Mortgage and the Park Trace Project Mortgage may be released or modified in any respect upon compliance with certain conditions therein and in the Indenture.

     After the initial delivery of the Bonds, the Issuer and the Borrower may from time to time, and upon the conditions stated in the Indenture, agree upon and approve the issuance and delivery of Additional Bonds secured by the Indenture, the Loan Agreement, the Mortgage and the Assignment.

     Reference is hereby also made to the Loan Agreement, the Indenture, the Mortgage and the Assignment, including all supplements thereto, for a description of the property encumbered and assigned, the provisions, among others, with respect to the nature and extent of the security, the rights of the Issuer, and the rights, duties and obligations of the Borrower, the Trustee, and the Holders of the Bonds, and the terms upon which the Bonds are issued and secured.

                        INTEREST RATE PROVISIONS

     "Initial Rate Adjustment Date" means December 1, 2007.

     "Rate Adjustment Date" means the date as of which the interest rate on the Bonds, as determined on the Rate Determination Date, will be effective, which will be the Initial Rate Adjustment Date and thereafter December 1 in the year determined by the Borrower by written notice to the Remarketing Agent, the Trustee and the Tender Agent not less than 60 days prior to the next occurring Rate Adjustment Date.

     "Rate Determination Date" means no later than 4:00 P.M., New York time, on the third Business Day immediately preceding a Rate Adjustment Date.

     "Rate Period" means the period from a Rate Adjustment Date to, but not including, the next Rate Adjustment Date.

     The Bonds will bear interest from the Dated Date to but not including the Initial Rate Adjustment Date at the annual interest rate of 5.3%. Thereafter, the Remarketing Agent will determine the interest rate for the Bonds for the Rate Period commencing with each Rate Adjustment Date to be the lowest rate which, in the best judgment of the Remarketing Agent, on the Rate Determination Date, would result in the market value of the Bonds on the Rate

Adjustment Date being equal to 100% of their principal amount. In determining the interest rate, the Remarketing Agent will have due regard for general financial conditions and such other conditions as, in the judgment of the Remarketing Agent, have a bearing on the interest rate on the Bonds, including then prevailing market conditions, the yields at which comparable securities are then being sold and the tender and redemption provisions applicable to the Bonds during the forthcoming Rate Period. Each determination of the interest rate for the Bonds will be conclusive and binding upon the Bondholders, the Issuer, the Borrower, the Tender Agent, the Remarketing Agent and the
Trustee. Upon written request, the Remarketing Agent will give the Issuer, the Trustee, the Borrower or the Tender Agent Immediate Notice of the interest rate on the Bonds at any time.

     If the Bonds are not remarketed on a Rate Adjustment Date and the mandatory tender of the Bonds is canceled as described below, the Bonds will bear interest from the Rate Adjustment Date at the Default Rate. "Default Rate" means the interest rate equal to 4% in excess of the floating prime rate listed in the "Money Rates" section of The Wall Street Journal as the base rate on corporate loans posted by the nation's largest banks established from time to time.

                   	MANDATORY TENDER PROVISIONS

	    Upon the Trustee's receipt of the written notice from the Borrower in accordance with the Loan Agreement, the Trustee will send the Preliminary
Notice of Mandatory Tender to Bondowners of the mandatory tender for purchase of Bonds on the Rate Adjustment Date not less than 45 calendar days prior to the Rate Adjustment Date. The Preliminary Notice of Mandatory Tender will include expected rating on the Bonds to be in effect for the Rate Period commencing on the Rate Adjustment Date.

	    All Bonds are required to be tendered to the Tender Agent for purchase on the Rate Adjustment Date, except Bonds, or portion thereof, which will be in
Authorized Denominations with respect to which the Holders thereof have delivered to the Tender Agent by hand or by mail at its Principal Office a properly completed Notice of Election to Retain Bonds, together with a signature guaranty, on or prior to the fifth Business Day next preceding the
Rate Adjustment Date.  Any Bondowner required to tender Bonds under this subsection shall tender its Bonds in escrow to the Trustee for purchase at its
Principal Office prior to 10:30 A.M., New York time, on the Rate Adjustment
Date.  The tender and purchase of Bonds will become mandatory if the Trustee has received Remarketing Proceeds on the Rate Adjustment Date in an amount sufficient to pay all Tendered Bonds and written confirmation from the Rating
Agency that the Bonds will be rated no lower than the rating set forth in the
Preliminary Notice of Mandatory Tender for the Rate Period commencing on the
Rate Adjustment Date.  The failure to tender Bonds on the Rate Adjustment Date is the equivalent of a tender, and the untendered Bonds will become
Undelivered Bonds for which replacement Bonds will be executed, authenticated and delivered as provided in the Indenture.

	    If the Trustee does not receive sufficient Remarketing Proceeds in accordance with the Indenture by 11:00 A.M., New York time, on the Rate Adjustment Date and written confirmation from the Rating Agency that the Bonds will be rated no lower than the rating set forth in the Preliminary Notice of Mandatory Tender for the Rate Period commencing on the Rate Adjustment Date, the mandatory tender of the Bonds will be automatically canceled. The Trustee will promptly send the Notice of Canceled Mandatory Tender to Bondowners and the Tender Agent and will promptly return tendered Bonds to the respective Holders.

	    Any defect in any notice as provided above or any failure by any Bondowner to receive any notice will not in any way change the Holder's obligation to tender the Bonds for purchase on the Rate Adjustment Date.

	    The Tender Agent, to whom a Notice of Election to Retain Bonds has been delivered, shall determine whether the Notice of Election to Retain Bonds has been properly completed and such determination shall be binding on the Holder of the Bond.  If the mandatory tender is not canceled, any election by a
Bondowner to retain its Bond or Bonds on the Rate Adjustment Date shall be irrevocable upon delivery to the Tender Agent of the Notice of Notice of
Election to Retain Bonds.  The Tender Agent shall promptly return any incomplete or improperly completed Notice of Election to Retain Bonds to the
Bondowner.

	                           REDEMPTION PROVISIONS

	    (A)	Calamity Redemption.  The Bonds are subject to purchase or redemption in whole or in part on any Business Day, at the written direction of the
Borrower from Protected Funds, in the event of damage to or destruction or condemnation of the Project or any part thereof as provided in the Loan
Agreement and the Mortgage, at a purchase or redemption price equal to the principal amount thereof plus accrued interest without premium.

	    (B)	Optional Redemption or Purchase.

		        (1)	To and including the Initial Rate Adjustment Date, the Bonds are subject to redemption or purchase at the option of the Borrower, from
     Protected Funds, in whole or in part on any date, at a redemption or purchase price equal to the percentage of principal amount set forth in the following table, plus accrued interest to the designated redemption date:

     Optional Redemption Periods	                Redemption
    	 (dates inclusive)                          Price
     -------------------------------------       ----------
     December 1, 2005 to November 30, 2006	      101.0%
	    December 1, 2006 to December 1, 2007	       100.0

          (2)	After the Initial Rate Adjustment Date, the Bonds are subject to redemption or purchase at the option of the Borrower, from Protected
     Funds, in whole or in part on any date, at a redemption or purchase price equal to the percentage of principal amount set forth in the following table, plus accrued interest to the designated redemption date:

     Length of Rate	        Redemption Prices as a 	            Call Protection
     Period (In Years)*	    Percentage of Principal Amounts	    Period*
     ------------------     -------------------------------     ---------------
     Greater than 10	       102% after 7 years declining 1%	    7 years
		                          per 12 months to 100%

     Less than or equal to  102% after 4 years declining 1%	    4 years
     10 and greater than 7  per 12 months to 100%

     Less than or equal to  102% after 3 years declining 1%	    3 years
     7 and greater than 5	  per 12 months to 100%

     Less than or equal to  101% after 2 years declining 1/2%	  2 years
     5 and greater than 2	  per 6 months to 100%

     2	                     100-1/2% after 1 year declining     1 year
                            1/2% per 6 months to 100%


*Measured from and including the first day of such Rate Period.

     The Borrower will have the option to purchase the Bonds in lieu of this redemption. If the Borrower exercises its option to purchase as provided in the Indenture, the Borrower is obligated to provide all Protected Funds necessary, together with other Protected Funds held by the Trustee, to pay the principal of and accrued interest on the Bonds to the date of purchase.

     (C)	Mandatory Special Redemption or Purchase Upon Determination of
Taxability. The Bonds are subject to mandatory redemption in whole on any date, at a redemption price equal to the principal amount thereof, without premium, plus accrued interest, to the date of redemption, upon a Determination of Taxability. In the event of a Determination of Taxability the Borrower shall have the option to purchase the Bonds in lieu of redemption. If the Borrower exercises its option to purchase as provided in the Indenture, the Borrower is obligated to provide all funds necessary, together with other Protected Funds held by the Trustee, to pay the principal of and accrued interest on the Bonds to the date of purchase.

     (D)	Mandatory Special Redemption or Purchase Upon Failed Remarketing.
The Bonds are subject to mandatory redemption in whole on any date, at a redemption price equal to the principal amount thereof, without premium, plus accrued interest, to the date of redemption, if the Bonds are not remarketed on a Rate Adjustment Date. The Borrower will have the option to purchase the Bonds in lieu of this redemption. If the Borrower exercises its option to purchase as provided in the Indenture, the Borrower is obligated to provide all Protected Funds necessary, together with other Protected Funds held by the Trustee, to pay the principal of and accrued interest on the Bonds to the date of purchase.

     Selection of Bonds for Redemption. To effect the partial redemption or purchase of Bonds under the Indenture, the Trustee, prior to giving notice of redemption or purchase, shall assign to each Bond then outstanding a distinctive number for each $5,000 of the principal amount of such Bond. The Trustee shall then select by lot, using such method of selection as it shall deem proper in its discretion, from the numbers so assigned to such Bonds, as many numbers as, at $5,000 for each number, shall equal the principal amount of such Bonds to be redeemed. The Bonds to be redeemed or purchased shall be the Bonds to which were assigned numbers so selected; provided, however, that only so much of the principal amount of such Bond of a denomination of more than $5,000 shall be redeemed or purchased as shall equal $5,000 for each number assigned to it and so selected. If a Bond may be redeemed or purchased only in part, it shall be surrendered to the Trustee (with, if the Issuer or the Trustee so requires, a written instrument of transfer in form satisfactory to the Issuer and the Trustee duly executed by the Holder thereof or his, her or its attorney duly authorized in writing) and the Issuer shall execute (if necessary) and the Bond Registrar shall authenticate and deliver to the Holder of such Bond, without service charge, a new Bond or Bonds of the same series, of any authorized denomination or denominations, as requested by such Holder, having the same stated maturity and interest rate in aggregate principal amount equal to and in exchange for the unredeemed portion of the principal of the Bond so surrendered.

     Notice of Redemption. Notice of redemption or purchase shall be mailed by first class mail, postage prepaid, to each Holder of a Bond to be purchased or redeemed at least 30 days prior to the redemption or purchase date. No defect in or failure to give notice of redemption or purchase shall affect the validity of the proceedings for redemption or purchase of any Bond not affected by such defect. All Bonds so called for redemption or purchase, provided Protected Funds for their redemption or purchase have been duly deposited, will, except as otherwise provided in the Indenture, cease to bear interest on the specified redemption or purchase date and except for the purpose of payment shall not be entitled to the lien of the Indenture or the benefits of the Loan Agreement.

     Business Day Payments. If the date for payment of the principal of, premium, if any, or interest on this Bond shall be a day which is not a Business Day, then the date for such payment shall be the next succeeding day which is a Business Day, and payment on such later date shall have the same force and effect as if made on the nominal date of payment.

     Enforcement; Modification of Indenture and Related Documents. The Holder of this Bond shall have no right to enforce the provisions of the Indenture or to institute action to enforce the covenants therein, or to take any action with respect to any Event of Default under the Indenture, or to institute, appear in or defend any suit or other proceedings with respect thereto, except as provided in the Indenture. Modifications or alterations of the Indenture, of any indenture supplemental thereto or of Related Documents, may be made only to the extent and in the circumstances permitted by the Indenture and may be made in certain cases without the consent of the holders of the Bonds.

     Consent to Modifications. With the consent of the Issuer, the Borrower and the Trustee, as appropriate, and to the extent permitted by and as provided in the Indenture, the terms and provisions of the Indenture and the Related Documents or any instrument supplemental thereto may be modified or altered by the consent of the Holders of the percentage required by the Indenture in an aggregate principal amount of the Bonds outstanding thereunder. Supplemental indentures may also be executed and delivered, without consent of or notice to any Holders, for the purpose of curing any ambiguity or formal defect or omission in the Indenture or in any supplemental indenture, granting for the benefit of the Holders additional rights, remedies, powers, authority, revenues, property, collateral or security, more precisely identifying the Trust Estate, subjecting the lien and pledge of the Indenture to additional rights, remedies, powers, authority or security, preventing the interest on the Bonds from becoming includable in gross income for federal income tax purposes, qualifying the Indenture under the Trust Indenture Act of 1939 evidencing appointment of a co-Trustee or successor Trustee, successor Paying Agent, or successor Bond Registrar, providing for the issuance of Additional Bonds as allowed by the Indenture, reconciling the Indenture with Related Documents, making any change which will become effective on a Rate Adjustment Date, provided a summary of the change is sent with the Preliminary Notice of Mandatory Tender, or making any other change, subject to the Trustee's receipt of written confirmation from the Rating Agency that the rating on the Bonds will not be downgraded, withdrawn or qualified as a result thereof, which in the judgment of the Trustee, based upon an opinion of Bond Counsel, is necessary or desirable and will not materially prejudice any non-consenting Holders. Every Holder hereof is deemed by the Holder's purchase and retention of this Bond to consent to be bound by every supplemental indenture and every modification and amendment adopted in accordance with the provisions of the Indenture, whether or not noted or endorsed hereon or incorporated herein.

     Waiver or Consent Conclusive. The Indenture also contains provisions permitting the Trustee, in its discretion, upon written request of the Holders of a majority in aggregate principal amount of the Bonds outstanding, on behalf of all the Holders of all the Bonds, to waive compliance by the Issuer with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences.

     Denomination; Exchange; Treatment of Registered Holder. The Bonds are issued as fully registered book-entry-only bonds without coupons in the denomination of $5,000 or any integral multiple thereof of a single maturity. The Bonds may be exchanged by the Holder for other Bonds of any authorized denominations and of a like aggregate principal amount and stated maturity, upon surrender thereof by the Holder at the principal corporate trust office of the Bond Registrar, in the manner and subject to the limitations provided in the Indenture. The Issuer, the Trustee, the Bond Registrar and any additional Paying Agents may deem and treat the Holder of this Bond as the absolute owner of this Bond (whether or not this Bond shall be overdue) for the purpose of receiving payment on this Bond (except as otherwise herein above provided with respect to the Record Date and special Record Date) and for all other purposes, and the Issuer, Trustee, the Bond Registrar and the Paying Agent shall not be affected by any notice to the contrary.

     Registration of Transfer. In the event of the termination of the book-entry system as set forth in the Indenture and subject to the limitations provided in the Indenture, the transfer of this Bond is subject to registration by the Holder in person or by the Holder's attorney hereof upon surrender of this Bond at the principal corporate trust office of the Bond Registrar, duly endorsed or accompanied by a written instrument or instruments of transfer in the form printed on this Bond or in another form satisfactory to the Bond Registrar and executed and with guaranty of signature by the Holder hereof or his, her or its attorney duly authorized in writing, containing written instructions as to the details of the registration of the transfer of the Bond. Thereupon the Issuer shall execute (if necessary) and the Bond Registrar shall authenticate and deliver in the name of the transferee or transferees (but not registered in blank or to "bearer" or a similar designation), one or more new Bonds of any authorized denomination or denominations, of a like principal amount having the same stated maturity and interest rate.

     Service Charges, Taxes. No service charge shall be made to the Holder for any registration, transfer or exchange herein before referred to, but the Bond Registrar and the Issuer may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in connection with any transfer or exchange of Bonds, other than exchanges expressly provided in the Indenture to be made without charge to Holders, and any legal or other unusual costs of transfers and lost bonds.

     Acceleration. In certain events, on the conditions, in the manner and with the effect set forth in the Indenture, the principal of all the Bonds then outstanding under the Indenture may become or may be declared due and payable before the stated maturities thereof, together with the interest accrued thereon.

     Governing Law. This Bond shall be governed by and construed in accordance with the laws of the State of Illinois.

     This Bond shall not be valid or become obligatory for any purpose or be entitled to any benefit or security under the Indenture until it shall have been authenticated by the execution by the Bond Registrar on the certificate of authentication endorsed hereon.

     All capitalized terms used in this Bond and not defined herein shall have the meaning ascribed thereto in the Indenture.

     IT IS HEREBY CERTIFIED AND DECLARED that all acts, conditions and things required to exist, happen and be performed precedent to and in the execution and delivery of the Indenture and the issuance of this Bond do exist, have happened and have been performed in due time, form and manner as required by law.

     IN WITNESS WHEREOF, the City of Aurora, Illinois has caused this Bond to be executed with the facsimile or manual signature of its Mayor and attested by facsimile or manual signature of its City Clerk, and has caused this Bond to be dated as of the Dated Date shown above.

    		                            CITY OF AURORA, ILLINOIS

Attest:
		                                By
			                                          Mayor
By
	City Clerk

	                     CERTIFICATE OF AUTHENTICATION

     This Bond is one of the Bonds described in the within mentioned Indenture.

Date of Authentication: ________________

		                                UMB BANK, N.A., as
		                                Bond Registrar

		                                By
			                                   Authorized Signature

                         [FORM OF ASSIGNMENT]


For value received, the undersigned do(es) hereby sell, assign and transfer unto:






          	(Name, Address and Tax Identification or Social
                    	Security Number of Assignee)

the within-registered Bond and do(es) hereby irrevocably constitute and appoint, attorney, to transfer the same on the registration books of the Trustee, with full power of substitution in the premises.

Dated:  ________________

Signature Guaranteed:



_______________________________________
NOTICE: The signature on this guaranteed by an eligible guarantor institution (as defined by SEC Rule 17Ad-15 (12 C.F.R. 240.17 Ad-15) or any similar rule the Trustee deems applicable).


_______________________________________
NOTICE: The signature on this assignment must correspond with the name(s) as written on the face of the within Bond in every particular without alteration or enlargement or any change whatsoever.

The following abbreviations, when used in the inscription on the face of the within Bond, shall be construed as though they were written out in full according to applicable laws or regulations.



	    TEN COM	 as tenants in common
	    TEN ENT 	as tenants by the entirety
	    JT TEN	 	as joint tenants with rights of
			           survivorship and not as tenants in common

UNIF GIFT MIN ACT           Custodian           (Cust)                (Minor)

     Under Uniform Gifts to Minors Act


     (State)

     Additional abbreviations may also be used though not in the above list.

	                                     EXHIBIT D

	                     PRELIMINARY NOTICE OF MANDATORY TENDER



	                                   EXHIBIT E

	                       NOTICE OF CANCELED MANDATORY TENDER



	                                   EXHIBIT F

	                       NOTICE OF ELECTION TO RETAIN BONDS

                       REVOLVING CREDIT LOAN AGREEMENT

                                  	between

                   	AMERICA FIRST APARTMENT INVESTORS, L.P.

                                    	and

                     	THE FIRST NATIONAL BANK OF BOSTON

                          	As of December 19, 1996

                             	TABLE OF CONTENTS

Section

1.	  DEFINITIONS AND RULES OF INTERPRETATION	                             8


1.1	 Definitions	                                                         8
1.2 	Rules of Interpretation	                                            17

2.	  REVOLVING CREDIT FACILITY	                                          18


2.1 	Agreement to Make Loan	                                             18
2.2 	Notice and Manner of Borrowing of Loans	                            18
2.3	 Purpose of Loan	                                                    19
2.4	 Advances Do Not Constitute a Waiver	                                19

3.	  THE NOTE, INTEREST RATE OPTIONS, REPAYMENT OF LOAN	                 19


3.1	 The Note	                                                           19
3.2	 The Record	                                                         19
3.3	 Interest on the Loan	                                               20
3.4	 Default Interest/Late Charges	                                      20
3.5	 Prepayment	                                                         20
3.6	 Required Principal Reduction	                                       20
3.7	 Maturity	                                                           20
3.8	 Extension of Maturity Date	                                         20

4.	  COMMITMENT FEE; PAYMENTS AND COMPUTATIONS	                          21


4.1	 Commitment Fee	                                                     21
4.2 	Facility Fee	                                                       21
4.3	 Payments	                                                           21
4.4	 Additional Costs, Etc.	                                             21
4.5	 Capital Adequacy	                                                   23
4.6	 Certificate	                                                        23
4.7	 Charges Against Accounts	                                           23

5.	  COLLATERAL SECURITY AND GUARANTY	                                   23


5.1	 Collateral	                                                         23
5.2	 Substitution of Collateral	                                         24

6.	  REPRESENTATIONS, WARRANTIES AND COVENANTS	                          24


6.1	 Organization; Authority, Etc.	                                      24
6.2	 Title to Assets	                                                    25
6.3	 Financial Statements	                                               25
6.4	 Financial Statements, No Material Changes, Etc.	                    26
6.5	 Franchises, Patents, Copyrights, Etc.	                              26
6.6	 Litigation	                                                         26
6.7	 No Materially Adverse Contracts, Etc.	                              27
6.8	 Compliance With Other Instruments, Laws, Etc.	                      27
6.9	 Tax Status	                                                         27
6.10	No Event of Default	                                                28
6.11	Setoff, Etc.	                                                       28
6.12	Certain Transactions	                                               28
6.13	Subsidiaries	                                                       28
6.14	Partners	                                                           28
6.15	ERISA Plan	                                                         28
6.16	Availability of Utilities	                                          28
6.17	Access	                                                             28
6.18	Condition of Mortgaged Property                                    	29
6.19	Compliance with Requirements	                                       29
6.20	Project Approvals	                                                  29
6.21	Other Contracts	                                                    29
6.22	Violations	                                                         30
6.23	Other Representation	                                               30
6.24	Land Trustee and Trust Agreement	                                   30

7.	  AFFIRMATIVE COVENANTS OF THE BORROWER	                              31


7.1	 Punctual Payment	                                                   31
7.2	 Records and Accounts	                                               31
7.3	 Financial Statements, Certificates and Information	                 31
7.4	 Insurance	                                                          33
7.5	 Liens and Other Charges	                                            33
7.6	 Inspection of Collateral, Other Properties and Books, Appraisals	   34
7.7 	Compliance with Laws, Contracts, Licenses, and Permits             	34
7.8	 Leases	                                                             34
7.9	 Further Assurance of Title	                                         35
7.10	Publicity	                                                          35
7.11	Further Assurances	                                                 35
7.12	Notices	                                                            35
7.13	Management Contract	                                                36

8.  	NEGATIVE COVENANTS OF THE BORROWER	                                 36


8.1	 Restrictions on Easements, Covenants and Restrictions	              36
8.2	 No Amendments, Terminations or Waivers	                             37
8.3	 Restrictions on Indebtedness	                                       37
8.4 	Restrictions on Liens, Etc.	                                        38
8.5	 Restrictions on Loans and Investments	                              39
8.6	 Merger, Consolidation, Conversion, and Disposition of Assets	       40
8.7	 Sale and Leaseback	                                                 40
8.8	 Distributions	                                                      40
8.9	 Financial Covenants	                                                40

9.  	CONDITIONS TO CLOSING AND ADVANCE OF LOAN PROCEEDS	                 41


9.1 	Loan Documents                                                     	41
9.2	 Contracts	                                                          41
9.3	 Leases	                                                             42
9.4	 Certified Copies of Organization Documents	                         42
9.5	 Resolutions	                                                        42
9.6	 Incumbency Certificate; Authorized Signers	                         42
9.7	 Validity of Liens	                                                  42
9.8	 Deliveries	                                                         42
9.9 	Legal Opinions	                                                     44
9.10	Lien Search	                                                        44
9.11	Appraisal	                                                          44
9.12	Commitment Fee	                                                     44
9.13	Performance; No Default	                                            44
9.14	Representations and Warranties	                                     44
9.15	Proceedings and Documents	                                          44
9.16	Waiver	                                                             45

10.	 EVENTS OF DEFAULT AND REMEDIES	                                     45


10.1	Events of Default	                                                  45
10.2	Termination of Advances and Acceleration	                           48
10.3	Remedies	                                                           49
10.4	Distribution of Collateral Proceeds	                                49
10.5	Power of Attorney	                                                  50
10.6	Waivers                                                            	50

11.	 SETOFF	                                                             50



12.	 EXPENSES	                                                           50



13. 	INDEMNIFICATION	                                                    51



14. 	LIABILITY OF THE LENDER	                                            52

15.	 RIGHTS OF THIRD PARTIES	                                            52



16. 	SURVIVAL OF COVENANTS, ETC.	                                        53



17.	 ASSIGNMENT AND PARTICIPATION	                                       53


17.1	Conditions to Assignment by Lender	                                 53
17.2	New Notes, Agreement	                                               53
17.3	Participations	                                                     54
17.4	Pledge by the Lender	                                               54
17.5	No Assignment by the Borrower	                                      54

18. 	RELATIONSHIP	                                                       54



19.	 NOTICES	                                                            54



20.	 GOVERNING LAW	                                                      56



21. 	CONSENT TO JURISDICTION; WAIVERS	                                   56



22.	 HEADINGS	                                                           56



23. 	COUNTERPARTS	                                                       56



24. 	ENTIRE AGREEMENT, ETC.	                                             56



25.	 CONSENTS, AMENDMENTS, WAIVERS, ETC.	                                57



26.	 TIME OF THE ESSENCE	                                                57



27.	 SEVERABILITY	                                                       57



28. 	LIMITED RECOURSE	                                                   57

	EXHIBITS


A -	Interest Terms and Provisions
B -	Covenant Compliance Worksheet and Certificate
C -	Notice of Borrowing

	SCHEDULES


6.12	 -	Insider Transactions
6.13	 - Subsidiaries
6.14	 -	Partners, Beneficiaries, Etc.
6.20	 -	Project Approvals
8.3	  -	Existing Indebtedness
8.4	  -	Existing Liens
8.5	  -	Existing Investments

                               LOAN AGREEMENT


     This LOAN AGREEMENT is made as of the _____ day of December, 1996, by and among America First Apartment Investors, L.P. (the "Borrower"), a limited partnership organized under the laws of the State of Delaware, having its principal place of business at 1004 Farnam Street, Omaha, Nebraska 68102 and THE FIRST NATIONAL BANK OF BOSTON (the "Lender"), a national banking association, having its principal executive offices at 100 Federal Street, Boston, Massachusetts 02110.

     1. DEFINITIONS AND RULES OF INTERPRETATION.

     1.1 Definitions. The following terms as used in this Agreement, any Exhibit hereto, or in any other Loan Document (unless otherwise defined therein) shall have the meanings set forth in this Section 1. Further, any and all terms which are defined in Exhibit A, annexed hereto, shall when used herein have the meaning as set forth in such Exhibit A.

     Acquired Property.  See Section 2.3.

     Advance. Any disbursement of the proceeds of the Loan made or to be made by the Lender pursuant to the terms of this Agree-ment.

     Agreement. This Loan Agreement, including the Schedules and Exhibits hereto.

     Appraisal. An appraisal of the market value of each Mortgaged Property performed by a qualified independent appraiser approved by the Lender.

     Appraised Value. The market value of each Mortgaged Property determined by the most recent Appraisal obtained pursu-ant hereto, as such may be reviewed and adjusted by the Lender.

     Arizona Mortgaged Property.   The real property located in Mesa, Maricopa
County Arizona, known as Coral Point Apartments, and consisting of approximately 15.60715 acres, as described in Exhibit A to the Arizona Security Deed, together with (i) the residential apartment complex located thereon known as Coral Point, consisting of 336 apartment units in 20 buildings, and (ii) all materials, furnishings, fixtures, furniture, machinery, equipment and all items of tangible or intangible per-sonal property now or hereafter owned or acquired by the Borrow-er, and used in connection with the operation, ownership, or maintenance thereof.

     Arizona Security Deed. The Deed of Trust, dated or to be dated on or prior to the Closing Date, made by the Borrower in favor of the Lender, to be recorded with the Maricopa County Registry of Deeds, Arizona.

     Borrowing Base. At any time, the lesser of (i) the sum of seventy (70%) percent of the Ap-praised Value of each Mortgaged Property or (ii) the sum of
(x) Mortgaged Property Operating Cash Flow divided by (y) 1.35, with the resulting quotient thereof divided by (z) the Mortgage Constant [(x/y)/z].

     Borrowing Conditions. (i) No event has occurred which is, or solely with the passage of time would be, an Event of Default, (ii) the outstanding principal balance of the Loan shall not exceed the Maximum Commitment Amount,
(iii) the Borrower is, and will continue to be after the Advance, in compliance with the financial covenants provided for in Section 8.9, herein,
(iv) the Lender receives satisfactory evidence of the continued priority of the Advance, including, without limitation, an endorsement to the Title Policy, and (v) the use of the Advance is in compliance with Section 2.3, hereof.

     Business Day. Any day on which the Lender is open for the transaction of banking business in Boston, Massachusetts.

     Closing Date.  The first date on which the conditions set forth in
Section 9 have been satisfied.

     Code. The Internal Revenue Code of 1986 and the regulations thereunder, all as amended and in effect from time to time.

     Collateral. All of the property, rights and interests of the Borrower that are or are intended to be subject to the security interests, assignments, and mortgage liens created by the Security Documents, including, without limitation, the Mortgaged Property.

     Consolidated or consolidated. With reference to any term defined herein, that term as applied to the Borrower and its Subsidiaries, consolidated in accordance with generally accepted accounting principles. At the option of the Lender, any financial reports required hereunder shall be submitted, and any financial covenants established hereunder shall be calculated, on a Consolidated basis by the Borrower.

     Consolidated Interest. For any four (4) calendar quarters of the Borrower, determined on an annualized quarterly basis, all interest incurred, accrued or capitalized by the Borrower with respect to the Obligations and any other Indebtedness.

     Debt Service Charges. For any four (4) calendar quarters of the Bor-rower, the sum of (i) the Consolidated Interest for such period, plus (ii) fees payable hereunder, under the other Loan Documents, in connection with the Obligations, or in connection with any other Indebtedness plus (iii) current maturities of the Obligations and of any other Indebtedness (except for such Indebtedness constituting current obligations for the purchase of goods and services in the ordinary course of business), for such period, in each case determined in accordance with generally accepted accounting principles.

     Default. A condition or event which would, with either the giving of notice or lapse of time or both, constitute an Event of Default.

     Default Rate.  See Section 3.4.

     Distribution. The (i) declaration or payment of any dividend, (ii) distribution of cash or other property, (iii) purchase, redemption, or other retirement (directly or indirectly), or (iv) other distribution, in each case, of, on or in respect of any shares of any class of capital stock, partnership interests, or other beneficial or ownership interests of the Borrower.

     Due Diligence Requirements. With respect to each Substitute Mortgaged Property, the Borrower shall satisfy, in a manner acceptable to the Lender, such due diligence requirements as are typical and usual for first mortgage real estate loans to be secured by the subject property, including, without limitation, the following:

          a.	Property Financial Analysis  A financial analysis, including a review of the lease(s), historical operating statements, cash flow projections, capital expenditure budgets, and market data.

          b.	Property Inspection  An inspection by an officer of the Lender, as well as representatives of any other participating banks, if applicable.

          c.	Environmental Site Assessment  An Environmental site assessment, dated no later than six (6) months before closing (or substitution of collateral) which indicates that the subject property is free from any environmentally hazardous materials, oil, asbestos and lead paint (other than de minimis quantities incidental to the operation of a multi-family residence, such as cleaning supplies and pool chemicals), prepared by a firm acceptable to the Lender.

          d.	Appraisal  An Appraisal supporting an Appraised Value acceptable to the Lender.

          e.	Structural and Building Inspection Report  A structural
     inspection report completed by a construction consultant approved by the Lender, with respect to the acceptable condition of the Substitute Mortgaged Property and all building systems.

          f.	Capital Expenditure Budget  A capital expenditure budget,
     together with evidence that there is adequate cash flow available or reserves maintained to pay for all capital expenditures as shown on the budget.

          g.	Estoppel Certificates and Subordination Agreements  To the extent applicable, Estoppel Certificates and Subordination, Non-Disturbance and Attornment Agreements from all commercial tenants.

          h.	General Real Estate Requirements  All requirements typical of a first mortgage real estate loan, including, without limitation, (i) evidence all of applicable permits, licenses, and approvals, (ii) mortgagee title insurance from an acceptable insurer, with such co-insurance as may be required by the Lender, (iii) instrument survey, with surveyor's certificate, (iv) flood insurance or evidence of inapplicability, (v) property insurance in an acceptable amount, (vi) evidence of payment of real estate taxes, and (vii) rent roll and copies of lease, if requested.

     EBITDA. With respect to any four (4) calendar quarters of the Borrower, an amount determined on a consolidated basis in a manner acceptable to the Lender in accordance with generally accepted accounting principles, and equal to the earnings of the Borrower from continuing operations (excluding extraordinary gains) before interest, taxes, depreciation and amortization.

     ERISA Plan. Any employee benefit, employee pension, or multi employer plan within the meaning of the Employee Retirement Income Security Act of 1974, as amended and in effect from time to time.

     Event of Default.  See Section 10.1.

     Extension Term. If the Maturity Date is extended as provided in Section 3.8, hereof, the period from December __, 1997 until the payment in full of the Obligations and the termination of the Loan.

     Financing Statements. Uniform Commercial Code Form 1 Financing Statement(s) from the Borrower in favor of the Lender.

     General Partner. America First Capital Associates Limited Partnership Four, a limited partnership organized under the laws of the State of Delaware, having its principal place of business at 1004 Farnam Street, Omaha, Nebraska 68102.

     Generally accepted accounting principles. Principles that are (a) consistent with the principles promulgated or adopted by the Financial Accounting Standards Board and its predecessors, as in effect from time to time and (b) consistently applied with past financial statements of the Borrower adopting the same principles; provided that a certified public accountant would, insofar as the use of such accounting principles is pertinent, be in a position to deliver an unqualified opinion (other than a qualification regarding changes in generally accepted accounting principles) as to financial statements in which such principles have been properly applied.

     Governmental Authority. The United States of America, the State in which the Mortgaged Property is located, -the city or town in which the Mortgaged Property is located, and any political subdivision, agency, authority, depart-ment, commission, board, bureau, or instrumentality of any of them. Guaranty. The Unconditional Guaranty of Payment and Per-formance, dated or to be dated on or prior to the Closing Date, made by the General Partner in favor of the Lender.

     Illinois Mortgaged Property.   The real property located in Aurora, Kane
and Dupage Counties, Illinois, as described in Exhibit A to the Illinois Security Deed, together with (i) the residential apartment complex located thereon known as Covey at Fox Valley, consisting of 216 apartment units in 27 buildings, and (ii) all materials, furnishings, fixtures, furniture, machinery, equipment and all items of tangible or intangible per-sonal property now or hereafter owned or acquired by the Borrow-er, and used in connection with the operation, ownership, or maintenance thereof, such real property being owned on the record title by the Land Trustee, for the benefit of the Borrower.

     Illinois Security Deed. The Mortgage and Security Agreement, dated or to be dated on or prior to the Closing Date, made by the Land Trustee and the Borrower in favor of the Lender, to be recorded with the Kane County and Dupage County Registry of Deeds, Illinois.

     Indebtedness. All obligations, contingent and otherwise, that in accordance with generally accepted accounting principles should be classified upon the obligor's balance sheet as liabil-ities, or to which reference should be made by footnotes thereto, including in any event and whether or not so classified: (a) all debt and similar monetary obligations, whether direct or indi-rect; (b) all liabilities secured by any mortgage, pledge, security interest, lien, charge, or other encumbrance existing on property owned or acquired subject thereto, whether or not the liability secured thereby shall have been assumed; (c) all liabilities under capitalized leases; and (d) all guarantees, endorsements and other contingent obligations whether direct or indirect in respect of indebtedness of others, includ-ing the obligations to reimburse the issuer in respect of any letters of credit.

     Indemnity Agreement. The Indemnity Agreement Regarding Hazardous Materials, dated or to be dated on or prior to the Closing Date, made by the Borrower and the General Partner in favor of the Lender.

     Investments. All expenditures made and all liabilities incurred (contingently or otherwise) for the acquisition of stock or Indebtedness of, or for loans, advances, capital contributions or transfers of property to, or in respect to any guaranties (or other commitments as described under Indebtedness), or obliga-tions of, any Person.

     Land Trustee. American National Bank and Trust Company of Chicago, a national banking association, with its principal offices at 33 LaSalle Street, Chicago, Illinois 60690, as trustee under the Trust Agreement, together with any successor or assign thereof.

     Leases. Any and all leases, licenses and agreements, whether written or oral, relating to the use or occupation of space in the Mortgaged Property by Persons other than the Borrower.

     Loan. The revolving credit facility which is the subject of this Agreement.

     Loan Documents. This Agreement, the Note, the Indemnity Agreement, the Guaranty, and the Security Documents, and all other agreements, documents and instruments now or hereafter evidencing, securing or otherwise relating to the Loan.

     Management Company. America First Properties Management, LLC and any other Person with whom, with the prior consent of the Lender, the Borrower will enter into an agreement to manage the operations of the Mortgaged Property.

     Management Contract. The contract(s) entered into, or to be entered into, between the Borrower and the Management Company, providing for the management of the operation of the Mortgaged Property by the Management Company, together with any renewals or replacements thereof.

     Maturity Date. December 19, 1997; provided, however, if extended as provided in Section 3.8, herein, December 19, 1998.

     Maximum Commitment Amount. The lesser of (i) Fifteen Million ($15,000,000.00) Dollars and (ii) the Borrowing Base.

     Mortgage Constant. The fixed mortgage constant determined at any time in a manner acceptable to the Lender and based upon (i) an assumed interest rate equal to the seven (7) year Treasury Rate plus two-hundred (200) basis points, and (ii) a twenty-five (25) year mortgage style amortization schedule.

     Mortgaged Property. The Arizona Mortgaged Property, the Illinois Mortgaged Property, and each Substitute Mortgage Property, exclusive of any Released Mortgaged Property.

     Mortgaged Property Operating Cash Flow. At any time, an amount determined for the prior twelve (12) months in a manner acceptable to the Lender in accordance with generally accepted accounting principles and equal to the sum of, for the Mortgaged Property, the gross cash receipts less the operating costs and expenses (including a replacement reserve of $200.00 per apartment unit per year). In determining Mortgaged Property Operating Cash Flow, there shall be no deduction from gross cash receipts for depreciation, amortization, and other non-cash items.

     Note. The Note in the principal face amount of Fifteen Million ($15,000,000.00) Dollars dated as of the date hereof, made by the Borrower to the order of the Lender, together with any extension, renewal, replacement, substitution, or modification thereof.

     Notice of Borrowing.  See Section 2.2.

     Obligations. All indebtedness, obligations and liabilities of the Borrower to the Lender, existing on the date of this Agreement or arising thereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise.

     Obligor(s). The Borrower and the General Partner.

     Operating Cash Flow. With respect to any four (4) calendar quarters of the Borrower, an amount determined in a manner acceptable to the Lender in accordance with generally accepted accounting principles and equal to the gross cash receipts (after elimination of any extraordinary items of income) less all operating costs and ex-penses. In determining Operating Cash Flow, there shall be no deduction from gross cash receipts for depreciation, amortization, and other non-cash items.

      Organizational Documents. For any corporation, partnership, trust, limited liability company, limited liability partnership, unincorporated association, business or other legal entity, the documents pursuant to which such entity has been established or organized, as such documents may be amended from time to time.

     Outstanding. With respect to the Advances or the Loan, the aggregate unpaid principal thereof as of any date of determina-tion.

     Permitted Liens. Liens, security interests and other encumbrances, permitted by Section 8.4.

     Person. Any individual, corporation, partnership, trust, unincorporated association, business, or other legal entity, and any government or any governmental agency or political subdivi-sion thereof.

     Project Approvals. All approvals, consents, waivers, orders, agreements, acknowledgments, authorizations, permits and licenses required under applicable Requirements or under the terms of any restriction, covenant or easement affecting the Mortgaged Property, or otherwise necessary or desirable, for the ownership, acquisition, -use, occupancy and operation of the Mortgaged Property, whether obtained from a Governmental Au-thority or any other Person.

     Record. Any record, including computer records, maintained by the Lender with respect to the balance due under the Loan.

 	   Released Mortgaged Property. Any Mortgaged Property as to which the Lender has released its interest as provided in Section 5.2, hereof.

     Requirements. Any law, ordinance, code, order, rule or regulation of any Governmental Authority relating in any way to the acquisition, ownership, use, occupancy and operation of the Mortgaged Property.

     Security Deed. (i) The Arizona Security Deed and the Illinois Security Deed, each dated or to be dated on or prior to the Closing Date, made by the Borrower in favor of the Lender and (ii) each Substitute Security Deed, to be dated after the date hereof, made by the Land Trustee and the Borrower in favor of the Lender.

     Security Documents. The Security Deed, the Assignments of Leases and Rents dated as of the date hereof, the Financing Statements and the Guaranty, and any other agreement, document or instrument now or hereafter securing the Obligations.

     Subsidiary. Any corporation, partnership, association, trust, or other business entity of which the designated parent shall at any time own directly, or indirectly through a Subsidiary or Subsidiaries at least a majority (by number of votes) of the outstanding voting interests therein.

     Substitute Collateral.  See Section 5.2.

     Substitute Mortgaged Property.   The real property located, as may be
described from time to time in Exhibit A to each Substitute Security Deed, together with (i) the buildings and other improvements located thereon and
(ii) all materials, furnishings, fixtures, furniture, machinery, equipment and all items of tangible or intangible per-sonal property now or hereafter owned or acquired by the Borrow-er, and used in connection with the operation, ownership, or maintenance thereof.

     Substitute Security Deed. The Mortgage and Security Agreement, executed on or after the date hereof, made by the Borrower in favor of the Lender, to be recorded with the appropriate Registry of Deeds, for each parcel of real estate which is accepted by the Lender as Substitute Collateral.

     Substitution Notice.  See Section 5.2.

     Survey. An instrument survey of the Mortgaged Property prepared in accordance with the Lender's survey require-ments, such survey to be satisfactory to the Lender in form and substance.

     Surveyor Certificate. With respect to any Survey, a cer-tificate executed by the surveyor who prepares such Survey dated as of a recent date and containing such information relating to the Mortgaged Property as the Lender or the Title Insurance Company may require, such certificate to be satisfactory to the Lender in form and substance.

     Taking. Any condemnation for public use of, or damage by reason of, the action of any Governmental Authority, or any transfer by private sale in lieu thereof, either temporarily or permanently.

     Title Insurance Company. Lawyers Title Insurance Company, a Virginia corporation, with a usual place of business at 40 E. Mitchell, Phoenix, Arizona 85012.

     Title Policy. An ALTA standard form title insurance policy issued by the Title Insurance Company (with such reinsurance or co-insurance as the Lender may reasonably require, any such reinsurance to be with direct access endorsements) in an amount not less than Fifteen Million ($15,000,000.00) Dollars insuring the priority of the Security Deed and that the Borrower holds marketable fee simple title to the Arizona Mortgaged Property and the Land Trustee holds marketable fee simple title to the Illinois Mortgaged Property (allocated in a manner acceptable to the Lender), subject only to such exceptions as the Lender may reasonably approve, and shall contain such endorsements and affirmative insurance as the Lender in its discretion may reasonably require.

     Total Tangible Assets. The value of all tangible assets of the Borrower determined on a consolidated basis in a manner acceptable to the Lender. In determining the Total Tangible Assets, (i) for each multi-family property as to which the Borrower owns the fee interest, the value shall be (x) the operating cash flow for such property (determined (1) for the prior twelve
(12) month period and (2) in the same manner as set forth in the definition of Mortgaged Property Operating Cash Flow, but for the subject property), less a replacement reserve of $200.00 per apartment unit per year, divided by (y) a cap rate of ten (10%) percent, and (ii) for each mortgage loan owned by the Borrower, a value as accounted for in accordance with generally accepted accounting principles.

     Total Liabilities. All liabilities of the Borrower determined in accordance with generally accepted accounting principles and all Indebtedness of the Borrower, whether or not so classified.

     Treasury Rate. The latest published rate for United States Treasury Notes or Bills as published weekly in the Federal Reserve Statistical Release H.15(519) of Selected Interest Rates for the interest rate which corresponds to a term equal to seven (7) years.

     Trust Agreement. A certain Trust Agreement dated June 21, 1989, also known as Trust No. 108642-05, with the Land Trustee as the trustee thereof, pursuant to which Trust Agreement the Borrower, as successor by merger with America First Tax Exempt Mortgage Fund 2 Limited Partnership, is the holder of the 100% beneficial interest.

     1.2 Rules of Interpretation.

     (1) A reference to any Loan Document, agreement, budget, document or schedule shall include such agreement, budget, document or schedule as revised, amended, modified or supplemented from time to time in accordance with its terms and the terms of this Agreement.

     (2) A reference to any Exhibit hereto shall be deemed to specifically incorporate the terms and provisions of such Exhibit herein.

     (3) The singular includes the plural and the plural includes the singular.

     (4) A reference to any law includes any amendment or modification to such law.

     (5) A reference to any Person includes its permitted successors and permitted assigns.

     (6) Accounting terms not otherwise defined herein have the meaning assigned to them by generally accepted accounting principles applied on a consistent basis by the accounting entity to which they refer.

     (7) The words "approval" and "approved", as the context so determines, means an approval in writing given to the party seeking approval after full and fair disclosure to the party giving approval of all material facts necessary in order to determine whether approval should be granted.

     (8) Reference to a particular "Section" refers to that section of this Agreement unless otherwise indicated.

     2. REVOLVING CREDIT FACILITY.

     2.1 Agreement to Make Loan.   Subject to the terms and conditions of this
Agreement and satisfaction of the Borrowing Conditions, the Lender agrees to lend to the Borrower and the Borrower agrees to borrow from the Lender, from time to time, Advances, provided that the aggregate principal amount of the Loan at any one time outstanding hereunder shall not exceed the Maximum Commitment Amount. The Borrower may borrow, prepay and reborrow, from the date of this Agreement until the Maturity Date, the full amount of the Maximum Commitment Amount or any lesser sum that is at least $1,000,000.00 and an integral multiple of $500,000.00. Any Advance not repaid by the Maturity Date shall be due and payable on the Maturity Date.

     2.2 Notice and Manner of Borrowing of Loans.

     (1) Whenever the Borrower desires to obtain an Advance the Borrower shall notify the Lender by telex, telegraph or telephone received no later than 10:00 a.m. on the date three (3) Business Days before the day on which the requested Advance is to be made. Such notice shall specify the effective date and amount of each Advance, subject to the limitations set forth in Section 2.1, and the purpose of such Advance. Each such notification (a "Notice of Borrowing") shall be immediately followed by a written confirmation thereof by the Borrower in the form of Exhibit C, annexed hereto, provided that if such written confirmation differs in any mate-rial respect from the action taken by the Lender, the records of the Lender shall control absent manifest error.

     (2) Each request for an Advance as provided above shall constitute a certification by the Borrower that Borrowing Conditions have been satisfied as of the date of the subject request.

     (3) Subject to the terms and conditions hereof and the determination by the Lender that the Borrowing Conditions have been satisfied, including, without limitation, receipt of an endorsement to the Title Policy evidencing the continued priority of the Advance, the Lender shall make each Advance on the effective date specified therefor by crediting the amount of such Advance to the Borrower's demand deposit account with the Lender.

     2.3 Purpose of Loan. The proceeds of the Loan shall be used by the Borrower (or a wholly owned Subsidiary of the Borrower) to purchase apartment properties (the "Acquired Property).

     2.4 Advances Do Not Constitute a Waiver. No Advance made by the Lender shall constitute a waiver of any of the terms and conditions of this Agreement, nor, in the event the Borrower fails to satisfy any such condition, shall any such Advance have the effect of precluding the Lender from thereafter declaring such failure to satisfy a condition to be an Event of Default.

     3. THE NOTE, INTEREST RATE OPTIONS, REPAYMENT OF LOAN.

     3.1 The Note. The obligation of the Borrower to pay the aggregate unpaid principal amount of all Advances made by the Lender hereunder plus accrued interest thereon, shall be evidenced by the Note. In the event the Note is lost, destroyed or mutilated at any time prior to payment in full of the indebtedness evidenced thereby, the Borrower shall execute a new note substantially in the form of the Note. The Note shall not be necessary to establish the indebtedness of the Borrower to the Lender on account of Advances made under this Agreement.

     3.2 The Record. The Borrower irrevocably authorizes the Lender to make or cause to be made, at or about the time of any Advance or at the time of receipt of any payment of the principal of the Note, an appropriate notation on the Lender's Record reflecting the making of such Advance or (as the case may be) the receipt of such payment. The outstanding amount of the Loan set forth on the Lender's Record shall be prima facie evidence of the principal amount thereof owing and unpaid to the Lender, but the failure to record, or any error in so recording, any such amount on the Lender's Record shall not limit or otherwise affect the obligations of the Borrower here-under or under the Note to make payments of principal or interest on the Note when due. Further, the outstanding amount of the Loan as reflected on the Record from time to time shall be considered correct and binding on the Borrower unless within twenty(20) Business Days after receipt of any notice by the Borrower of such outstanding amount, the Borrower shall notify the Lender to the contrary.

     3.3 Interest on the Loan. The Loan shall bear interest at the interest rate, and such interest shall be payable, as set forth in Exhibit A.

     3.4 Default Interest/Late Charges.

     (1) Upon the occurrence of an Event of Default, at the Lender's option, the Loan and all other amounts payable hereunder or under any of the other Loan Documents shall bear interest payable on demand at a rate per annum equal to four percent (4%) above the then applicable highest rate of interest under the Note until such amount shall be paid in full (after as well as before judgment) (the "Default Rate").

     (2) In addition to other charges described in the Loan Documents, and without derogating from the right of the Lender to accelerate the Obligations upon the occurrence of an Event of Default, the Borrower shall pay to the Lender a late charge equal to three (3%) percent of any payment due under the Note which is not paid within ten (10) days of the due date thereof.

     3.5 Prepayment. The Borrower shall have the right at any time to prepay the Note on or before the Maturity Date, as a whole, or in part; provided, however, any such prepayment is in an amount not less than $1,000,000.00 and an integral multiple of $500,000.00.

     3.6 Required Principal Reduction. In the event at any time the outstanding principal balance of the Loan exceeds the Borrowing Base, the Borrower shall pay to the Lender on demand, such excess amount.

     3.7 Maturity. The Borrower promises to pay on the Matu-rity Date, and there shall become absolutely due and payable on the Maturity Date, all principal of the Loan outstanding on such date, together with any and all accrued and unpaid interest thereon.

      3.8 Extension of Maturity Date. The Borrower shall have the right to the extend the Maturity Date from December 19, 1997 to December 19, 1998; subject to (i) the Borrower providing to the Lender a written request for such extension, such written request to be provided to the Lender no earlier than ninety (90) days and no later than thirty(30) days before the then applicable Maturity Date, (ii) the Borrower paying to the Lender with such written request an extension fee equal to Seventy-Five Thousand Dollars ($75,000.00), which extension fee shall be non-refundable, and (iii) there is occurring and continuing on the then applicable Maturity Date no Default or Event of Default. The extension of the Maturity Date as requested above shall not be effective until the Lender has provided the Borrower with written notice of the satisfaction of the conditions provided for herein and the extension of the Maturity Date.

     4. COMMITMENT FEE; PAYMENTS AND COMPUTATIONS.

     4.1 Commitment Fee. The Borrower agrees to pay to the Lender a commitment fee in the amount of $150,000.00, of which $75,000.00 was paid upon the acceptance of the Lender's Commitment Letter dated October 30, 1996 and of which $75,000.00 shall be paid on the Closing Date.

     4.2 Facility Fee.   A facility fee at the rate of one-quarter of one
percent (0.25%) per annum on the unused portion of the Loan from the Closing Date to the Maturity Date will be payable quarterly in arrears, based upon the amount by which the Maximum Commitment Amount exceeds the average unpaid principal balance of the Loan during the subject quarter.

     4.3 Payments.

     (1) All payments of principal, interest, fees and any other amounts due under the Note or under any of the other Loan Documents shall be sent to the Lender at P.O. Box 3012, Boston, Massachusetts 02241-3012, or at such other location in the Boston, Massachusetts area that the Lender may from time to time designate, in the billing invoice or otherwise, which payment may be made by check or wire transfer of immediately available funds in lawful money of the United States.

     (2) All payments by the Borrower under the Note and under any of the other Loan Documents shall be made without setoff or counterclaim and free and clear of and without deduc-tion for any taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any jurisdiction or any political subdivision thereof or taxing or other authority therein unless the Borrower is compelled by law to make such deduction or withholding.

     4.4 Additional Costs, Etc. During the Extension Term (and specifically not for any period prior to the Extension Term), if any present or future applicable law, which expression, as used herein, includes statutes, rules and regulations thereunder and interpretations thereof by any competent court or by any governmental or other regulatory body or official charged with the administration or the interpretation thereof and requests, directives, instructions and notices at any time or from time to time hereafter made upon or otherwise issued to the Lender by any central bank or other fiscal, monetary or other authority (whether or not having the force of law), shall:

     (a)	subject the Lender to any tax, levy, impost, duty, charge, fee, deduction or withholding of any nature with respect to this Agreement, the other Loan Documents, or the Loans (other than taxes based upon or measured by the income or profits of the Lender), or

     (b)	materially change the basis of taxation (except for changes in taxes on income or profits) of payments to the Lender of the principal of or the interest on any Loans or any other amounts payable to the Lender under this
Agreement or the other Loan Documents, or

     (c)	impose or increase or render applicable (other than to the extent specifically provided for elsewhere in this Agreement) any special deposit, reserve, assessment, liquidity, capital adequacy or other similar requirements (whether or not having the force of law) against assets held by, or deposits in or for the account of, or loans by, or commitments of an office of the Lender, or

     (d)	impose on the Lender any other conditions or re-quirements with respect to this Agreement, the other Loan Documents, the Loans, or any class of loans or commitments of which any of the Loans forms a part; and the result of any of the foregoing is

          (i)	to increase the cost to the Lender of making, funding, issuing, renewing, extending or maintaining any of the Loans, or

          (ii)	to reduce the amount of principal, interest or other amount
     payable to the Lender hereunder on account of any of the Loans, or

          (iii)	to require the Lender to make any payment or to forego any
     interest or other sum payable hereunder, the amount of which payment or foregone interest or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by the Lender from the

     Borrower hereunder, then, and in each such case, the Borrower will, upon demand made by the Lender at any time and from time to time and as often as the occasion therefor may arise, pay to the Lender such additional amounts as will be sufficient to compensate the Lender for such additional cost, reduction, payment or foregone interest or other sum.

     4.5 Capital Adequacy. During the Extension Term (and specifically not for any period prior to the Extension Term), if the Lender shall have determined that the adoption of any applicable law, rule, regulation, guideline, directive or request (whether or not having force of law) regarding capital requirements, or the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Lender with any of the foregoing imposes or increases a requirement by the Lender to allocate capital resources to the Loans made, or to be made, hereunder, which has or would have the effect of reducing the return on the Lender's capital to a level below that which the Lender could have achieved (taking into consideration the Lender's then existing policies with respect to capital adequacy and assuming full utilization of the Lender's capital) but for such adoption, change or compliance, by any amount deemed by the Lender to be material: (i) the Lender shall promptly after its determination of such occurrence give notice thereof to the Borrower; and (ii) the Borrower shall pay to the Lender as an additional fee from time-to-time on demand such amount as the Lender certifies to be the amount that will compensate it for such reduction. In determining such amounts, the Lender may use any reasonable averaging and attribution methods.

     4.6 Certificate. A certificate setting forth any additional amounts payable pursuant to Section 4.4 or Section 4.5 and a brief explanation of such amounts which are due, submitted by the Lender to the Borrower, shall be prima facie evidence that such amounts are due and owing.

     4.7 Charges Against Accounts. The Lender shall have the right, and the Borrower hereby irrevocably au-thorizes the Lender, to charge any account of the Borrower with the Lender, without the further approval of the Borrower, for (i) any installment of interest or principal due under the Note, (ii) any costs or expenses incurred by the Lender which are to be paid or reimbursed by the Borrower under the terms of this Agreement or any of the other Loan Documents or (iii) any other sums due to the Lender under the Note, this Agreement or any of the other Loan Documents, and any other Obligations, all to the extent that the same are not paid by the respective due dates thereof.

     5. COLLATERAL SECURITY AND GUARANTY.

     5.1 Collateral. The Obligations shall be secured by a perfected first priority mortgage lien and security in the Collateral, whether now owned or hereafter acquired, pursuant to the terms of the Security Documents to which the Borrower is a party. The Obligations shall also be guaranteed pursuant to the terms of the Guaranty.

     5.2 Substitution of Collateral.

     (1) From time to time and at any time, the Borrower may request in writing (the "Substitution Request") that the Lender accept as collateral for the Obligations any fee owned parcel of real estate, owned by the Borrower and that, in conjunction with such Substitution Request, that the Lender release its interest in any Mortgaged Property then constituting part of the Collateral.

     (2) The Lender shall determine, in its sole discretion, based upon, among other factors, the Due Diligence Requirements, (i) to accept as collateral for the Obligations any such fee owned parcel of real estate, owned by the Borrower (the "Substitute Collateral") and (ii) to release its interest in any Mortgaged Property then constituting all or a portion of the Collateral.

     (3) In connection with any Substitution Request, the Borrower agrees, at the Borrower's sole cost and expense, to (i) deliver to the Lender any and all information and materials requested by the Lender with respect to the proposed Substitute Collateral, including, without limitation, those set forth in the Due Diligence Requirements, and (ii) execute any and all documentation requested by Lender or Lender's counsel to establish the interest of the
Lender in the Substitute Collateral and   release the Released Mortgaged
Property.

     6. REPRESENTATIONS, WARRANTIES AND COVENANTS. The Borrower repre-sents, warrants, and covenants to the Lender as follows:

     6.1 Organization; Authority, Etc.

     (1) Organization; Good Standing. The Borrower is a limited partnership duly organized under the laws of the State of Delaware pursuant to the Borrower's Organizational Documents, and is, and will at all times be, validly existing and in good standing under the laws of such State, and in each jurisdiction where required. The General Partner is a limited partnership duly organized under the laws of the State of Delaware pursuant to the General Partner's Organizational Documents, and is, and will at all times be, validly existing, in good standing, and qualified to do business in each jurisdiction where required. Each Obligor has, and will at all times have, all requisite power to own its property and conduct its business as now conducted and as presently contemplated.

     (2) Authorization. The execution, delivery and performance of this Agreement and the other Loan Documents to which any Obligor is or is to become a party and the transac-tions contem-plated hereby and thereby (i) are within the authority of such Obligor, (ii) have been duly authorized by all necessary proceed-ings on the part of such Obligor, (iii) do not conflict with or result in any breach or contravention of any provision of law, statute, rule or regulation to which such Obligor is subject or any judgment, order, writ, injunction, license or permit appli-cable to such Obligor, (iv) do not conflict with any provision of the Organizational Documents of such Obligor, and (v) do not require the approval or consent of, or filing with, any governmental agency or authority other than those already obtained and the filing of the Security Documents- and the Financing Statements in the appro-priate public records with respect thereto.

     (3) Enforceability. The execution and delivery of this Agreement and the other Loan Documents to which each Obligor is or is to become a party will result in valid and legally binding obliga-tions of such Obligor enforceable against it in accordance with the respective terms and provisions hereof and thereof, except as enforceability is limited by bankruptcy, insolvency, reorganiza-tion, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

     6.2 Title to Assets. The Borrower owns all of the assets reflected in the balance sheet of the Borrower furnished to the Lender as provided below as of the date thereof or acquired since that date (except property and assets sold or otherwise disposed of in the ordinary course of business since that date).

     6.3 Financial Statements.  There has been furnished to the Lender:

     (1) An audited financial statement for the calendar year ending December 31, 1995 for the predecessor of the Borrower, certified by Coopers & Lybrand. Such financial statement has been prepared in accordance with generally accepted accounting principles and fairly present the financial condition of such Person as at the close of business on the date thereof and the results of opera-tions for the calendar year then ended. As of the date of this Agreement, there are no liabilities or contingent liabilities of the Borrower known to the General Partner which are not disclosed in said balance sheet and the related notes thereto other than the Obligations.

     (2) A balance sheet and a statement of income of the predecessor of the Borrower for each of the first two (2) calendar quarters for the calendar year ending December 31, 1996, which have been prepared in accordance with generally accepted accounting principles consistent with those used in the preparation of the annual audited statements delivered pursuant to paragraph
(a) above and to fairly present the financial condition of the Borrower at the close of business on the dates thereof and the results of operations for the calendar quarters then ended (subject to year-end adjustments).

     (3) A statement of Mortgaged Property Operating Cash Flow for each Mortgaged Property for calendar years 1994 and 1995, and each of the first two
(2) calendar quarters for the calendar year ending December 31, 1996, fairly presenting the cash receipts and disbursements of such Mortgaged Property for such period, such statement to be prepared on a basis consistent with the schedule of cash receipts and disburse-ments delivered pursuant to paragraph
(i) above.

     6.4 Financial Statements, No Material Changes, Etc. The financial statements and other reports furnished to the Lender as described in Section 6.3, above, fairly present the financial condition of the Borrower at the close of business on the dates thereof and the results of operations for the calendar quarters then ended (subject to year-end adjustments). Since the date thereof, there has occurred no adverse change in the financial condition or business of each Person as shown on or reflected in the respective balance sheet delivered to the Lender as provided above, or the statement of income for the calendar year then ended, other than changes in the ordinary course of business that have not had any adverse effect either individually or in the aggregate on the business or financial condition of such Person.

     6.5 Franchises, Patents, Copyrights, Etc. The Borrower possesses, and will at all times possess, all franchises, patents, copyrights, trademarks, trade names, licenses and permits, and rights in respect of the fore-going, adequate for the conduct of its business substantially as now conducted or as it is intended to be conducted, without known conflict with any rights of others.

     6.6 Litigation. There are no actions, suits, proceedings or investigations of any kind pending or threatened against any Obligor or any of the Borrower's Subsidiaries before any court, tribunal or admin-istrative agency or board or any mediator or arbitrator that, if adversely determined, might, either in any case or in the aggregate, adversely affect the business, assets or financial condition of such Person, or result in any liability not adequately covered by insurance, or for which adequate reserves are not maintained on the balance sheet of such Person, or which question the validity of this Agreement or any of the other Loan Documents, any action taken or to be taken pursuant hereto or thereto, or any lien or security interest created or intended to be created pursuant hereto or thereto, or which will adversely affect the ability of the Borrower to use and occupy the Mortgaged Property or to pay and perform the Obligations in the manner contemplated by this Agreement and the other Loan Documents.

     6.7 No Materially Adverse Contracts, Etc. Each Obligor is not subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation that has or is expected in the future to have a materially adverse effect on the business, assets or financial condition of such Person. Each Obligor is not, and will not be, a party to any contract or agreement that has or is expected, in the judgment of the Bor-rower's officers, to have any materially adverse effect on the business of such Person.

     6.8 Compliance With Other Instruments, Laws, Etc. Each Obligor is not, and will not at any time be, in violation of any provision of its Organizational Documents or any agreement or instrument to which it may be subject or by which it or any of its properties may be bound or any decree, order, judgment, statute, license, rule or regulation, in any of the foregoing cases in a manner that could result in the imposition of sub-stantial penalties or materially and adversely affect the financial condition, properties or business of such Obligor.

     6.9 Tax Status. Each Obligor and Subsidiary thereof (a) has made or filed, and will make or file in a timely fashion, all federal and state income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject, (b) has paid, and will pay when due, all taxes and other governmental assessments and charges shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and by appropriate proceedings, (c) if a partnership, limited partnership, limited liability partnership, or limited liability company, has, and will maintain, partnership tax classification under the Code, and (d) has set aside, and will at all times set aside, on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the period to which such returns, reports or declarations apply. There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any juris-diction, and the officers, partners or trustees of the Borrower know of no basis for any such claim.

     6.10 No Event of Default. The Borrower has no actual knowledge that a Default or Event of Default has occurred and is continuing.

     6.11 Setoff, Etc. The Collateral and the Lender's rights with respect to the Collateral are not subject to any setoff, claims, withholdings or other defenses.

     6.12 Certain Transactions. Except as set forth on Sched-ule 6.12 hereto, (a) none of the officers, trustees, directors, partners, managers, members, stockholders, beneficiaries, or employees of any Obligor or Subsidiary thereof or (b) to the knowledge of the Borrower, any corporation, partnership, trust or other entity in which any such officer, trustee, director, partner, manager, member, stockholder, beneficiary, or employee has a substantial interest or is an officer, director, trustee, manager or partner, is presently a party to any transaction with the Borrower (other than for services as employ-ees, officers, trustees, managers and directors).

     6.13 Subsidiaries. Except as set forth in Schedule 6.13, the Borrower has no Subsidiaries.

     6.14 Partners Except as set forth in Schedule 6.14, the Borrower has no general partners or limited partners.

     6.15 ERISA Plan. The Borrower does not, and will not maintain or contribute to an ERISA Plan.

     6.16 Availability of Utilities. All utility services necessary and sufficient for the use and operation of the Mortgaged Property are presently, and will at all times be, available to the boundaries of the Mortgaged Property through dedicated public rights of way or through perpetual private easements, approved by the Lender, with respect to which the Security Deed creates a valid and enforceable first lien. The Borrower has obtained all utility installations and connections required for the operation and servicing of the Mortgaged Property for its intended purposes, and at the request of Lender, will furnish the Lender with evidence of the existence of utility service to the Mortgaged Property.

     6.17 Access. The rights of way for all roads necessary for the full utilization of the Mortgaged Property for their intended purposes have either been acquired by the appropriate Governmen-tal Authority or have been dedicated to public use and accepted by such Governmental Authority, all such roads shall have been completed, and the right to use all such roads, or suitable substitute rights of way approved by the Lender, have been obtained and shall be maintained at all times for the Mortgaged Property. All curb cuts and driveways required for the operation and use of the Mortgaged Property are existing and shall be maintained at all times for the Mortgaged Property.

     6.18 Condition of Mortgaged Property. Neither the Mortgaged Property nor any part thereof is now damaged or injured in any material respect as a result of any fire, explosion, accident, flood or other casualty or has been the subject of any Taking, and to the knowledge of the Borrower, no Taking is pending or contemplated.

     6.19 Compliance with Requirements. The use and occupancy of the Mortgaged Property complies with, and will at times comply, in all material respects with Requirements. The Borrower will give all such notices to, and take all such other actions with respect to, such Governmental Authority as may be required under applicable Requirements to use, occupy and operate the Mortgaged Property.

     6.20 Project Approvals.

     (1) The Borrower has obtained all material Project Approvals. All Project Approvals obtained by the Borrower have been validly issued and are in full force and effect. The Borrower has no actual knowledge that any Project Approvals will terminate, or become void or voidable or terminable, upon any sale, transfer or other disposition of the Mortgaged Property, including any transfer pursuant to foreclosure sale under the Security Deed.

     (2) The Borrower will duly perform and comply with all of the terms and conditions of all Project Approvals obtained at any time, including all Project Approvals listed and described on Schedules 6.20 hereto.

     6.21 Other Contracts.

     (1) The Borrower has not made, and will not make any, contract or arrangement of any kind or type whatsoever (whether oral or written, formal or informal), the performance of which by the other party thereto could give rise to a lien or encumbrance on the Collateral other than in the ordinary course of business.

     (2) The Borrower will not make any contract or arrangement of any kind or type whatsoever, with any affiliate of the Borrower unless such contract or arrangement is (x) approved in writing in advance by the Lender, which approval shall not be unreasonably withheld, (y) on the same terms as would be generally available to the Borrower in an arm's length contract or arrangement with a third party, and (z) evidenced by a written agreement. (3) All contracts or arrangements with any affiliate of the Borrower are on terms which would be generally available to the Borrower in an arm's length contract or arrangement with a third party.

     6.22 Violations. The Borrower has received no notices of, or has any knowledge of, any violations of any applicable Re-quirements or Project Approvals.

     6.23 Other Representation.

     (1) The tax exempt bonds held by the Borrower are unextinguished and valid, the Borrower would be permitted to refund and reissue such bonds, subject to the receipt of all appropriate approvals, in an amount sufficient to repay in full the Obligations.

     (2) All assets that were owned by America First Tax Exempt Fund 2 Limited Partnership, the predecessor in interest to the Borrower, are owned by either the Borrower or a wholly owned Subsidiary of the Borrower.

     6.24 Land Trustee and Trust Agreement.

     (1) The Illinois Mortgaged Property is owned as of record by the Land Trustee as provided in Trust Agreement.

     (2) The Borrower is the owner of the one-hundred (100%) beneficial interest in the trust established pursuant to the Trust Agreement and is the owner of the one-hundred (100%) percent beneficial interest in the Illinois Mortgaged Property.

     (3) Pursuant to the Trust Agreement, the Trustee is required to take such action as is directed by the beneficiary. As the holder of the one-hundred (100%) beneficial interest therein, the Borrower has directed the Land Trustee to execute and deliver to the Lender such documents as the Lender may from time to time reasonably require in order to effectuate the transaction contemplated herein and to establish and perfect the interest to be granted to the Lender in and to the Illinois Mortgaged Property, including, without limitation, the Illinois Security Deed.

     (4) The Borrower will not direct the Trustee, or allow the Trustee, to take any action which is in violation of, or not in accordance with, the terms and provisions hereof.

     (5) For the purposes of each and every representation, warranty and covenant contained herein and in any other Loan Document, the Illinois Mortgaged Property shall be deemed to be an asset of the Borrower.

     (6) The Land Trustee is merely the nominal holder of the legal ownership of the Illinois Mortgaged Property. Any and all agreements, contracts, licenses, permits and approvals relative to the use, ownership or operation of the Illinois Mortgaged Premises, including, without limitation, all Leases and Project Approvals, and any Management Contract, have been obtained or entered into, and will be obtained or entered into, in the name of the Borrower.

     7. AFFIRMATIVE COVENANTS OF THE BORROWER. The Borrower covenants and agrees that, so long as the Loan is outstanding:

     7.1 Punctual Payment. The Borrower will duly and punc-tu-ally pay or cause to be paid the principal and interest on the Loan and all other amounts provided for in the Note, this Agree-ment and the other Loan Documents to which the Borrower is a party, all in accordance with the terms of the Note, this Agree-ment and such other Loan Documents.

     7.2 Records and Accounts. The Borrower will (a) keep true and accurate records and books of account in which full, true and correct entries will be made in accordance with generally accepted accounting principles and (b) maintain adequate accounts and provide for all taxes (including income taxes), depreciation and amortization of its properties, and properly disclose all contingencies in its financial statements.

     7.3 Financial Statements, Certificates and Information.

     (1) The Borrower will deliver, or cause to be delivered, to the Lender:

          (1)   as soon as practicable, but in any event not later than ninety
     (90) days after the end of each calendar year of the Borrower, the audited balance sheet of the Borrower at the end of such year, and the related audited statement of income, statement of retained earnings, changes in capital, and statement of cash flows for such year, each setting forth in comparative form the figures for the previous calendar year and all such statements to be in reasonable detail, prepared in accordance with generally accepted accounting principles, and accompanied by an auditor's report prepared without qualification by Coopers & Lybrand or by another independent certified public accountant accept-able to the Lender, together with a written statement from such accountants to the effect that they have read a copy of this Agreement, and that, in making the examination neces-sary to said certification, they have obtained no knowledge of any Default or Event of Default under this Agreement, or, if such accountants shall have obtained knowledge of any then existing Default or Event of Default they shall dis-close in such statement any such Default or Event of De-fault; provided that such accountants shall not be liable to the Lender for failure to obtain knowledge of any Default of Event of Default;

          (2) as soon as practicable, but in any event not later than forty-five (45) days after the end of each of the first three (3) calendar quarters of the Borrower, copies of the un-audited property statements for each Mortgaged Property as at the end of such quarter, and the related unaudited statement of income, in reasonable detail and prepared in accordance with gener-ally accepted accounting principles, together with a certifica-tion by the principal financial or accounting officer or general partner of the Borrower that the information contained in such property state-ments fairly presents the financial position of each Mortgaged Property (subject to year-end adjustments) and that, in making the examination neces-sary to said certification, such Person has obtained no knowledge of any Default or Event of Default under this Agreement;

          (3) contemporaneously with the delivery of the financial statements referred to in clause (a), above, a statement of all contingent liabilities of the Borrower which are not reflected in such financial statements or referred to in the notes thereto, all in reasonable detail and certified by the principal financial or accounting officer of the Borrower;

          (4) simultaneously with the delivery of the financial statements referred to in clauses (i) and (ii) above, a statement in the form of Exhibit B, attached hereto, signed by the principal financial or accounting officer or general partner of the Borrower and setting forth in reasonable detail computations evi-dencing compliance with the covenants contained in Section 8.9;

          (5) within thirty (30) days after the end of each calendar quarter of the Borrower, a current rent roll and lease receivable aging as of the end of such month;

          (6) contemporaneously with the filing or mailing thereof, copies of all material of a financial nature filed with the Securities and Exchange Commission or sent to the partners of the applicable Obligor, including, without limitation, the 10K and 10Q;

          (7) no later than thirty (30) days before the commencement of each calendar year of the Borrower, a business plan for the subject calendar year setting forth in reasonable detail a statement of projected cash flows of the Borrower for the said calendar year, and

          (8) from time to time such other financial data and information (including accountants' management letters) as the Lender may reasonably request.

     (2) All of the financial information required hereunder shall, if requested by the Lender, be submitted on a Consolidated basis with all of the Borrower's Subsidiaries.

     7.4 Insurance.

     (1) The Borrower will obtain and maintain insurance with respect to the Collateral and the operations of the Borrower as required by the Security Deed.

     (2) The Borrower will provide the Lender with cer-tificates evidencing such insurance upon the request of the Lender.

     7.5 Liens and Other Charges. The Borrower and each Subsidiary of the Borrower will duly pay and discharge, or cause to be paid and discharged, before the same shall become overdue all claims for labor, materials, or supplies that if unpaid might by law become a lien or charge upon any of its property; provided that any such claim with respect to properties other than the Collateral need not be paid if the validity or amount thereof shall currently be contested in good faith by appropriate proceedings and if the Borrower or such Subsidiary shall have set aside on its books adequate reserves with respect thereto; and provided further, that the Borrower or such Subsidiary will pay all such liens and charges forthwith upon the commencement of proceedings to foreclose any lien that may have attached as security therefor.

     7.6 Inspection of Collateral, Other Properties and Books, Appraisals.

     (1) The Borrower shall permit the Lender, at the Lender's expense, to visit and inspect the Collateral and will cooperate with the Lender during such inspections.

     (2) The Borrower shall permit, or cause to permit, the Lender at the Lender's expense to visit and inspect the Collateral and any of the other proper-ties of the Borrower, any other Obligor, or any Subsidiary thereof to examine the books of account of such Person -(and to make copies thereof and extracts therefrom) and to discuss the affairs, finances and accounts of such Person with, and to be advised as to the same by, its officers, partners, or trustees, all at such reasonable times and intervals as the Lender may reasonably request.

     (3) The Lender shall have the right to obtain from time to time, at the Lender's cost and expense, updated Appraisals of the Mortgaged Property.

     (4) Notwithstanding the above, after and during the continuance of an Event of Default, the Borrower shall be obligated to pay the expenses associated with any subsequent investi-gation of the books of account of each Obligor and the costs and expenses incurred by the Lender in obtaining such Appraisals.

     7.7 Compliance with Laws, Contracts, Licenses, and Permits. The Borrower will, or will cause each Obligor and each Subsidiary thereof to, comply with
(a) the applicable laws and regulations wherever its business is conducted, including all Environmental Laws and, in the case of the Borrower, all Re-quirements, (b) the provisions of its Organizational Documents, (c) all agreements and instruments by which it or any of its properties may be bound, including, in the case of the Borrower, the Management Contract, all restrictions, covenants and easements affecting the Mortgaged Property, (d) all applicable decrees, orders and judgments, and (e) all li-censes and permits required by applicable laws and regulations for the conduct of its business or the ownership, use or opera-tion of its properties, including, in the case of the Borrower, all Project Approvals.

     7.8 Leases. The Borrower will take or cause to be taken all steps within the reasonable power of the Borrower to market and lease the leasable area of the Mortgaged Property to such tenants and using a standard form lease reasonably approved by the Lender. Further, the Borrower will comply with the terms and conditions of the Security Documents relating to any and all Leases.

     7.9 Further Assurance of Title. If at any time the Lender or the Lender's counsel has reason to believe that any Advance is not secured or will or may not be secured by the Security Deed as a first lien or security interest on the Collateral, then the Borrower shall, within ten (10) days after written notice from the Lender, do all things and matters necessary, to assure to the satisfaction of the Lender and the Lender's counsel that any Advance previously made hereunder or to be made hereunder is secured or will be secured by the Security Deed as a first lien or security interest on the Collateral, and the Lender, at its option, may decline to make Advances hereunder until the Lender has received such assurance, but nothing in this Section shall limit the Lender's right to require endorsements extending the effective date of the Title Policy as herein set forth.

     7.10 Publicity. The Borrower will permit the Lender to obtain publicity in connection with the financing of the Collateral through press releases and participation in such events as opening ceremonies.

     7.11 Further Assurances.

     (1) Regarding Preservation of Collateral. The Bor-rower will execute and deliver to the Lender such further docu-ments, instruments, assignments and other writings, and will do such other acts necessary or desirable, to preserve and protect the Collateral at any time securing or intended to secure the Obligations, as the Lender may reasonably require.

     (2) Regarding this Agreement. The Borrower will cooperate with, and will do such further acts and execute such further instruments and documents as the Lender shall reasonably request to carry out to its satisfaction the transactions con-templated by this Agreement and the other Loan Documents.

     7.12 Notices.  The Borrower will promptly notify the Lender in writing of
(i) the occurrence of any Default of which the Borrower has knowledge or Event of Default; (ii) the occurrence of any other event which may have a material adverse effect on the Collateral or the business or financial condition of any Obligor; and (iii) the receipt by the Borrower of any notice of default or notice of termination with respect to any contract or agreement relating to the ownership, operation, or use of the Collateral, including, without limitation, the - Management Contract.

     7.13 Management Contract.

     (1) The Borrower has entered into a Management Contract, which Management Contract shall be in form and substance reasonably satisfactory to the Lender. The Borrower acknowledges that the Lender will rely on the Management Company's experience in operating properties such as the Mortgaged Property as a means of maintaining the value of the Collateral. In connection with the approval of the Management Company, or any replacement Management Company:

          (1) the Management Company or holder of the stock or partnership interest therein, shall be either (x) America First Properties Management, LLC or (y) another Person whose character, financial strength, stability and experience is reasonably acceptable to the Lender and who shall have experience managing complexes of a type and size reasonably similar to the Mortgaged Property;

          (2) the Management Company shall deliver all organizational documentation and other materials evidencing its experience reasonably acceptable to Lender;

          (3) the Borrower shall pay a reasonable fee to Lender, together with the reasonable fees, costs and expenses of Lender and Lender's counsel incurred in connection with the review and approval of any such Management Company; and

          (4) the terms of any Management Contract affecting the Collateral must be acceptable to Lender in all reasonable respects.

     (2) The Borrower shall, from time to time, use its best efforts to obtain from the Management Company under the Management Contract such certificates of estoppel with respect to compliance by Borrower with the terms of the Management Contract as may be reasonably requested by Lender.


     8. NEGATIVE COVENANTS OF THE BORROWER. The Borrower covenants and agrees that, so long as the Loan is outstanding :

     8.1 Restrictions on Easements, Covenants and Restric-tions. The Borrower will not create or suffer to be created or to exist any easement, right of way, restriction, covenant, condition, license or other right in favor of any Person which affects or might affect title to the Collateral or the use and occupancy of the Mortgaged Property or any part thereof without obtaining the prior approval of the Lender, which consent shall not be unreasonably withheld.

     8.2 No Amendments, Terminations or Waivers.

     (1) The Borrower will not amend, supplement or other-wise modify, whether by change order or otherwise, any of the terms and conditions of the Management Contract, without in each case the prior approval of the Lender.

     (2) The Borrower will not, directly or indirectly, terminate or cancel, or cause or permit to exist any condition which would result in the termination or cancellation of, or which would relieve the performance of any obligations of any other party under the Management Contract.

     (3) The Borrower will not, directly or indirectly, waive or agree or consent to the waiver of, the performance of any obligations or any other party under the Management Contract.

     (4) The Borrower will not, directly or indirectly, amend, or allow the amendment of, any of the Organizational Documents of the Borrower.

     8.3 Restrictions on Indebtedness. The Borrower and any Subsidiary thereof will not create, incur, assume, guarantee or be or remain liable, contingently or other-wise, with respect to any Indebtedness other than:

     (1) Indebtedness to the Lender arising under any of the Loan Documents;

     (2) current liabilities of the Borrower or such Subsidiary incurred in the ordinary course of business but not incurred through (i) the borrowing of money, or (ii) the obtaining of credit except for credit on an open account basis customarily extended and in fact extended in connec-tion with normal purchases of goods and services;

     (3) Indebtedness in respect of taxes, assessments, governmental charges or levies and claims for labor, mate-rials and supplies to the extent that payment therefor shall not at the time be required to be made in accordance with the provisions of Section 6.9 and Section 7.5 ;

     (4) Indebtedness in respect of judgments or awards that have been in force for less than the applicable period for taking an appeal so long as execution is not levied thereunder or in respect of which the Borrower or such Subsidiary shall at the time in good faith be prosecuting an appeal or proceedings for review and in respect of which a stay of execution shall have been obtained pending such appeal or review; (5) non-recourse Indebtedness (with customary indemnification exceptions and customary exceptions based upon the willful misconduct or bad faith of the Borrower and such other customary exceptions as may be reasonably acceptable to the Lender); and

     (6) Indebtedness existing on the date of this Agree-ment and listed and described on Schedule 8.3 hereto, including any refinancing of any debt listed on Schedule 8.3 hereto, so long as such refinancing is not for an amount in excess of 100% of the fair market value of the asset being refinanced.

     8.4 Restrictions on Liens, Etc. The Borrower and any Subsidiary thereof will not (a) create or incur or suffer to be created or incurred or to exist any lien, encumbrance, mortgage, pledge, charge, restriction or other security interest of any kind upon any of its property or assets of any character whether now owned or hereafter acquired, or upon the income or profits therefrom; (b) transfer any of its property or assets or the income or profits therefrom for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to payment of its general creditors; (c) acquire, or agree or have an option to acquire, any property or assets upon conditional sale or other title retention or purchase money security agreement, device or ar-rangement; (d) suffer to exist for a period of more than thirty (30) days after the same shall have been incurred any Indebted-ness or claim or demand against it that if unpaid might by law or upon bankruptcy or insolvency, or otherwise, be given any prior-ity whatsoever over its general creditors; or (e) sell, assign, pledge or otherwise transfer any accounts, contract rights, general intangibles, chattel paper or instruments, with or without recourse; provided that the Borrower -may create or incur or suffer to be created or incurred or to exist:

     (1) statutory liens to secure taxes, assessments and other governmental charges or claims for labor, material or supplies in respect of obligations not overdue;

     (2) liens in favor of the Lender under the Loan Documents or to secure any Obligations;

     (3) presently outstanding liens on properties other than the Collateral listed on Schedule 8.4, hereto;

     (4) other liens on the Collateral consisting of ease-ments, rights of way, covenants and restrictions if and to the extent the same are disclosed on the Title Policy and have been approved by the Lender;

     (5) the liens now on the Illinois Mortgaged Property in favor of the Borrower or any Subsidiary of the Borrower relating to the tax-exempt bonds previously issued with respect to the Illinois Mortgaged Premises, as shown on
Schedule 8.4, each of which liens shall be subordinate in all respects to any lien in favor of the Lender,

     (6) any mortgage or similar lien on an Acquired Property, subject to the terms and provisions of Section 3.6, hereof, and

     (7) if no Event of Default is occurring, any other voluntary encumbrance; provided, however, (i) the assets so encumbered do not include any Collateral,
(ii) the Indebtedness secured by the line on the Collateral is permitted under
Section 8.3, above, and (ii) the Borrower shall notify the Lender prior to the granting of such encumbrance, which notification shall include a certification signed by the principal financial or accounting officer or general partner the Borrower and setting forth in reasonable detail computations evi-dencing compliance with the covenants contained in Section 8.9.

     8.5 Restrictions on Loans and Investments. The Borrower or any Subsidiary thereof will not make or permit to exist or to remain outstanding any loan by the Borrower or such Subsidiary to any Person or any Investment except Investments in:

     (1) marketable direct or guaranteed obligations of the United States of America that mature within one (1) year from the date of purchase by the Borrower;

     (2) demand deposits and bankers acceptances of United States banks having total assets in excess of $1,000,000,000;

     (3) certificates of deposit and time deposits of United States banks having total assets in excess of $1,000,000,000 that mature within one (1) year from the date of purchase by the Borrower;

     (4) securities commonly known as "commercial paper" issued by a corporation organized and existing under the laws of the United States of America or any state thereof that at the time of purchase have been rated and the ratings for which are not less than "P 1" if rated by Moody's Investors Services, Inc., and not less than "A 1" if rated by Standard and Poor's;

     (5) Investments in a manner consistent with the business plan delivered to the Lender in accordance with Section 7.4, herein; and (6) Investments existing on the date hereof and listed on Schedule 8.5 hereto.

     8.6 Merger, Consolidation, Conversion, and Disposition of Assets.

     (1) The Borrower or any Subsidiary thereof will not become a party to any merger or consolidation, or agree to or effect any asset acquisition or stock acquisition (other than in the ordinary course of business consistent with the business plan delivered to the Lender in accordance with Section 7.4, herein).

     (2) The Borrower or any Subsidiary thereof will not become a party to or agree to or effect any disposition of the Collateral or any part thereof.

     (3) The Borrower or any Subsidiary thereof will not become a party to or agree to effect any disposition of assets, other than the disposition of assets not included in the Collateral in the ordinary course of business, consistent with past practices consistent with the business plan delivered to the Lender in accordance with Section 7.4, herein.

     (4) The Borrower will not convert into any other type of entity, including, without limitation, a limited liability company.

     8.7 Sale and Leaseback. The Borrower or any Subsidiary thereof will not enter into any arrange-ment, directly or indirectly, whereby the Borrower or such Subsidiary shall sell or transfer any property owned by it in order then or thereafter to lease such property or lease other property that the Borrower or such Subsidiary intends to use for substantially the same purpose as the property being sold or transferred.

     8.8 Distributions. The Borrower will not make any Distributions (i) in excess in any calendar year of the Borrower's funds from operations for such calendar year, determined in accordance with generally accepted accounting principals or (ii) after the occurrence of a Default or an Event of Default.

     8.9 Financial Covenants. The Borrower covenants and agrees that, so long as the Loan is outstanding:

     (1) Liabilities to Worth Ratio. The Borrower will not permit, at the end of any calendar quarter, Total Liabilities to exceed 50% of Total Tangible Assets.

     (2) Ratio of Operating Cash Flow to Debt Service Charges. The Borrower will not, at the end of any calendar quarter, permit Operating Cash Flow to be less than 1.75 times Debt Service Charges for the prior four (4) calendar quarters..

     (3) Ratio of EBITDA to Consolidated Interest. The Borrower will not, at the end of any calendar quarter, permit EBITDA for the prior four (4) calendar quarters to be less than 2.25 times Consolidated Interest.

     (4) Consolidated Basis. The Lender may elect to require the compliance with the above described financial covenants to be determined by the Borrower on a Consolidated basis.

     (5) Cure of Financial Covenants. In the event that the Borrower fails to maintain the ratio provided in subparagraphs (a), (b) or (c), above, at any time, such failure shall not be an Event of Default hereunder if, within five
(5) days of written notice from the Bank of such failure, the Borrower causes a principal payment to be made on the Loan in an amount such that if the said principal reduction had been made prior to calculation of said ratio, the ratio would have been in compliance with the requirements hereof

     9. CONDITIONS TO CLOSING AND ADVANCE OF LOAN PROCEEDS. The obligation of the Lender to make any Advance shall be subject to the satisfaction of the following conditions precedent:

     9.1 Loan Documents. Each of the Loan Documents shall have been duly executed and delivered by the respective parties thereto, shall be in full force and effect and shall be in form and substance satisfactory to the Lender.

     9.2 Contracts. The Borrower shall have delivered to the Lender correct and complete photocopies of the Management Contract and all other executed management, brokerage, sales, leasing or other agreements for the Collateral. With respect to the Management Contract, the Management Company shall have duly executed and delivered a Consent in form and substance satisfactory to the Lender, and the Lender shall have received a fully executed copy of such Consent. The Consent shall provide, without limitation, for (i) the recognition of the Lender or any successor in the event of the exercise by the Lender of the Lender's rights upon the occurrence of an Event of Default and
(ii) the right of the Lender to terminate the Management Contract upon thirty
(30) days notice upon the occurrence of an Event of Default.

     9.3 Leases. With respect to each lease with a tenant using the Mortgaged Property for commercial purposes, if requested by the Lender, the Borrower and the tenant shall have duly executed and delivered a Non-Disturbance, Attornment and Subordination Agreement in form and substance satisfactory to the Lender, and the Lender shall have received a fully executed copy of each such document.

     9.4 Certified Copies of Organization Documents. The Lender shall have received from each of the Obligors a certified copy of its Organization Documents as in effect on such date of certification, such Organizational Documents to be in form and substance satisfactory to the Lender.

     9.5 Resolutions. All action necessary for the valid execution, delivery and performance by each Obligor of this Agreement and the other Loan Documents to which it is or is to become a party shall have been duly and effectively taken, and evidence thereof satisfactory to the Lender shall have been provided to the Lender. The Lender shall have received from each such Person true copies of the resolutions authorizing the transactions described herein, each certified as of a recent date to be true and com-plete.

     9.6 Incumbency Certificate; Authorized Signers. The Lender shall have received from each Obligor an incumbency certificate, dated as of the Closing Date, giving the name and bearing a specimen signature of each indi-vidual who shall be authorized: (a) to sign, in the name and on behalf of such Person each of the Loan Documents to which such Person is or is to become a party;
(b) in the case of the Borrower, to make Draw Requests; and (c) to give notices and to take other action on its behalf under the Loan Documents.

     9.7 Validity of Liens. The Security Documents shall be effective to create in favor of the Lender a legal, valid and enforceable first lien and security interest in the Collateral. All filings, recordings, deliveries of instruments and other actions reasonably necessary or desirable in the opinion of the Lender to protect and preserve such lien and security interest shall have been duly effected. The Lender shall have received evidence thereof in form and substance satisfactory to the Lender.

     9.8 Deliveries. The following items or documents shall have been delivered to the Lender by the Borrower and shall be in form and substance reasonably satisfactory to the Lender:

     (1) Title Policy. The Title Policy, together with proof of payment of all fees and premiums for such policy and true and accurate copies of all documents listed as exceptions under such policy.

     (2) Other Insurance. Duplicate originals or certified copies of all policies of insurance required by the Security Deed or hereunder to be obtained and maintained.

     (3) Evidence of Access, Availability of Utilities, Project Approvals. Evidence as to:

          (1) the methods of access to and egress from the Mortgaged Property, and nearby or adjoining public ways, meeting the reasonable requirements of the Mortgaged Property;

          (2) the availability of water supply and storm and sanitary sewer facilities meeting the reasonable requirements of the Mortgaged Property;

          (3) the availability of all other required utilities, in location and capacity sufficient to meet the reasonable needs of the Mortgaged Property; and

          (4) the obtaining of all Project Approvals which are required, necessary or desirable for the -use and operation of the Mortgaged Property and the access thereto, together with copies of all such Project Approvals.

     (4) Environmental Report. For each Mortgaged Property, an environmental site assessment report or reports of one or more qualified environmental engineering or similar inspection firms approved by the Lender, which report or reports shall indicate the environmental condition of the Mortgaged Property and any existing improve-ments thereon in all respects satisfactory to the Lender in its sole discretion and upon which report or reports the Lender is expressly entitled to rely.

     (5) Survey and Taxes. For each Mortgaged Property, a Survey of the Mortgaged Property (and any existing improvements thereon) and Surveyor's Certificate, and evidence of payment of all real estate taxes and munic-ipal charges on the Mortgaged Property (and any existing improvements thereon) which were not yet delinquent prior to the Closing Date.

     (6) Form Lease. The standard form of residential Lease to be used by the Borrower in connection with the Mortgaged Property.

     (7) Rent Roll. For each Mortgaged Property, a Rent Roll certified by the General Partner. (8) Subordination. A Subordination Agreement executed by the Borrower and any Subsidiary thereof relative to any lien or liens on the Illinois Mortgaged Property, as set forth in Schedule 8.4.

     9.9 Legal Opinions. The Lender shall have received favorable opinions in form and substance reasonably satisfactory to the Lender and the Lender's counsel, addressed to the Lender and dated as of the Closing Date, from counsel to the Borrower and the General Partner acceptable to the Lender, as to the matters as the Lender shall reasonably request, including, without limitation, the due authorization, legality, validity and binding effect of the Loan Documents and the method of perfection of the liens of the Security Documents.

     9.10 Lien Search. The Lender shall have received a certification from Title Insurance Company or counsel satisfac-tory to the Lender (which shall be updated from time to time at the Borrower's expense upon request by the Lender) that a search of the public records disclosed no conditional sales contracts, security agreements, chattel mortgages, leases of personalty, financing statements or title retention agreements which affect the Collateral.

     9.11 Appraisal. The Lender shall have received an Appraisal, in form and substance satisfactory to the Lender, stating that the Mortgaged Property has a market value of at least $21,500,000.00.

     9.12 Commitment Fee. The Borrower shall have paid to the Lender the commitment fee pursuant to Section 4.1.

     9.13 Performance; No Default. The Borrower shall have performed and complied with all terms and conditions herein required to be performed or complied with by it on or prior to the Advance of the proceeds of the Loan, and there shall exist no Default of which the Borrower has knowledge or Event of Default.

     9.14 Representations and Warranties. The representa-tions of warranties made by the Obligors in the Loan Documents or otherwise made by or on behalf of the Obligors in connection therewith shall have been true and correct in all material respects when made and shall be true and correct in all material respects on the date of any Advances.

     9.15 Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Agreement and the other Loan Documents shall be satisfactory to the Lender and the Lender's counsel in form and substance, and the Lender shall have received all information and such counterpart origi-nals or certified copies of such documents and such other cer-tificates, opinions or documents as the Lender and the Lender's counsel may reasonably require.

     9.16 Waiver. Any waiver by the Lender of any of the conditions precedent contained herein for the Closing and any Advance shall not be deemed to be a waiver by the Lender of such conditions precedent for any subsequent Advance, if any, or any other obligation of the Lender hereunder.

     10. EVENTS OF DEFAULT AND REMEDIES.

     10.1 Events of Default. The occurrence of any one or more of the following conditions or events shall constitute an "Event of Default":

     (1) any failure by the Borrower to pay, within five (5) Business Days of the due date, any interest on or principal of or other sum payable under the Note; or

     (2) any failure by the Borrower to pay as and when due and payable any other sums to be paid by the Borrower to the Lender under this Agreement and the continuance of such failure for a period of five (5) Business Days after notice thereof from the Lender; or

     (3) title to the Collateral is or becomes unsatisfac-tory to the Lender by reason of any lien, charge, encum-brance, title condition or exception (including without limitation, any mechanic's, materialman's or similar statu-tory or common law lien or notice thereof) which (i) if for a dollar amount, is for an amount in excess of $20,000.00 and (ii) in any event, would have a material adverse effect on the Borrower, the Collateral or the lien held by the Lender in the Collateral, if resolved against the Borrower, and such matter causing title to be or become unsatisfactory is not cured or removed (including by bonding) within twenty (20) days after notice thereof from the Lender to the Borrower; or

     (4) the Mortgaged Property or any material part thereof is injured by any uninsured fire, explosion, accident, flood or other casualty and any damage caused thereby is not repaired or replaced within sixty (60) days of such fire, explosion, accident, flood or other casualty; or

     (5) the Mortgaged Property or any material part thereof is subject to a Taking; or

     (6) any failure by the Borrower to duly observe or perform any term, covenant, condition or agreement contained in Section 7.4, or Section 8.9 hereof; or (7) the General Partner denies that the General Partner has any liability or obligations under the Guaranty or the Indemnity Agreement, or shall notify the Lender of the General Partner's intention to attempt to cancel or terminate the Guaranty or the Indemnity Agreement, or shall fail to observe or comply with any term, covenant, condition and agreement under the Guaranty or the Indemnity Agreement; or

     (8) any representation or warranty made or deemed to be made by or on behalf of any Obligor in this Agreement or in any of the other Loan Documents, or in any report, certificate, financial statement, document or other instrument delivered pursuant to or in connection with this Agreement, any Advance or any of the other Loan Documents, shall prove to have been false or incorrect in any material respect upon the date when made or deemed to be made or repeated; or

     (9) any dissolution, termination, partial or complete liquidation, merger or consolidation of any Obligor, or any sale, transfer or other disposition of all or substantially all of the assets of any Obligor, other than as permitted under the terms of this Agreement or the Guaranty; or

     (10) any suit or proceeding shall be filed against any Obligor or the Collateral which, if adversely determined, would have a materially adverse affect on the ability of any Obligor to perform each and every one of their respective obligations under and by virtue of the Loan Documents; or

     (11) any failure by the Borrower to obtain any Project Approvals, or the revocation or other invalidation of any Project Approvals previously obtained; or

     (12) any change in the legal or beneficial ownership of any Obligor not otherwise permitted in the Loan Documents; or

     (13) any change in the control of the management of any Obligor, or the giving up or relinquishment of such control by the Person(s) who is(are) charged with the exercise of such responsibilities on the date hereof; or

     (14) as to an Indebtedness in excess of $1,000,000.00, any failure by any Obligor to pay at maturity, or within any applicable period of grace, any obligation for borrowed money or credit received, including, without limitation, any Borrower Obligations, or any failure to observe or perform any material term, covenant or agreement contained in any agreement by which it is bound, evidencing or securing borrowed money or credit received, for such period of time as would permit (assuming the giving of appropriate notice if required) the holder or holders thereof or of any obligations issued thereunder to acceler-ate the maturity thereof; or

     (15) any Obligor or Subsidiary thereof shall file a voluntary petition in bankruptcy under Title 11 of the United States Code, or an order for relief shall be issued against any such Person in any involuntary petition in bankruptcy under Title 11 of the United States Code, or any such Person shall file any petition or answer seeking or acquiescing in any reor-ganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief for itself under any present or future federal, state or other law or regu-lation relating to bankruptcy, insolvency or other relief of debtors, or such Person shall seek or consent to or acquiesce in the appointment of any custodian, trustee, receiver, conservator or liquidator of such Person, or of all or any substantial part of its respective property, or such Person shall make an assignment for the benefit of creditors, or such Person shall give notice to any governmental authority or body of insolvency or pending insol-vency or suspension of operation; or

     (16) an involuntary petition in bankruptcy under Title 11 of the United States Code shall be filed against any Obligor or Subsidiary thereof and such petition shall not be dismissed within sixty (60) days of the filing thereof; or

     (17) a court of competent jurisdiction shall enter any order, judgment or decree approving a petition filed against any Obligor or any Subsidiary thereof seeking any reorganization, arrangement, composition, readjustment, liquidation or similar relief under any present or future federal, state or other law or regulation relating to bankruptcy, insolvency or other relief for debtors, or appointing any custodian, trustee, receiver, conservator or liquidator of all or any substantial part of its property; or

     (18) any uninsured final judgment having a material adverse effect on any Obligor shall be rendered against any such Obligor and shall remain in force, undischarged, unsatis-fied and unstayed, for more than thirty (30) days, whether or not consecutive; or

     (19) any of the Loan Documents shall be cancelled, terminated, revoked or rescinded otherwise than in accor-dance with the terms thereof or with the express prior approval of the Lender, or any action at law, suit in equity or other legal proceeding to cancel, revoke or rescind any of the Loan Documents shall be commenced by or on behalf of the Borrower or any Obligor which is a party thereto or any of their respective stockholders, partners or benefi-ciaries, or any court or any other governmental or regula-tory authority or agency of competent jurisdiction shall make a determination that, or issue a judgment, order, decree or ruling to the effect that, any one or more of the Loan Documents is illegal, invalid or unenforceable in accordance with the terms thereof; or

     (20) any Obligor or any Subsidiary thereof shall be indicted for a federal crime, a punishment for which could include the forfeiture of any of its assets; or

     (21) any failure by any Obligor to duly observe or perform any other term, covenant, condition or agreement under this Agreement and continuance of such failure for a period of thirty (30) days after notice thereof from the Lender or if such failure cannot be reasonably cured within such thirty (30) day period but the Borrower commences such cure within such thirty (30 ) day period and diligently prosecutes such cure to completion, the expiration of an additional thirty (30) days without the cure thereof; or

     (22) any "Event of Default", as defined in any of the other Loan Documents, shall occur.

     10.2 Termination of Advances and Acceleration. If any one or more of the Events of Default shall occur and be continuing, the Lender may by notice to the Borrower declare its obligations to make Ad-vances hereunder to be terminated, whereupon the same shall terminate and the Lender shall be relieved of all obligations to make Advances to the Borrower, and/or declare all unpaid princi-pal of and accrued interest on the Note, together with all other amounts owing under the Loan Documents, to be immediately due and payable, whereupon same shall become and be immediately due and payable, anything in the Loan Documents to the contrary notwith-standing, and without presentment, protest, demand or other notice of any kind, all of which are hereby expressly waived by the Borrower; provided that if any one or more of the Events of Default specified in Section 10.1(o), Section 10.1(p), or
Section 10.1(q), above, shall occur with respect to any Obligor, the Lender's obligations to make Advances hereunder automatically shall so terminate and all unpaid principal of and accrued interest on the Note, together with all other amounts owing under the Loan Documents, automatically shall become and be immediately so due and payable, without any declaration or other act on the part of the Lender.

     10.3 Remedies. If any one or more of the Events of Default shall have occurred and be continuing, and whether or not the Lender shall have terminated its obligations to make Advances or accelerated the maturity of the Loan pursuant to Section 10.2, the Lender may proceed to protect and enforce its rights and remedies under this Agreement, the Note or any of the other Loan Documents by suit in equity, action at law or other appropriate proceeding, whether for the specific performance of any covenant or agreement con-tained in this Agreement and the other Loan Documents or any instrument pursuant to which the Obligations are evidenced, including as permitted by applicable law the obtaining of the ex parte appointment of a receiver, and, if any amount owed to the Lender shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right of the Lender. No remedy conferred upon the Lender or the holder of the Note in this Agreement or in any of the other Loan Documents is intended to be exclusive of any other remedy and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or thereunder or now or here- after existing at law or in equity or by statute or any other provision of law.

     10.4 Distribution of Collateral Proceeds. In the event that, following the occurrence or during the continuance of any Default or Event of Default, the Lender receives any monies in connection with the enforcement of any the Security Documents, or otherwise with respect to the realization upon any of the Col-lateral, such monies shall be distributed for application as follows:

     (1) First, to the payment of, or (as the case may be) the reimbursement of the Lender for or in respect of all reasonable costs, expenses, disbursements and losses which shall have been incurred or sustained by the Lender in connection with the collection of such monies by the Lender, for the exercise, protection or enforcement by the Lender of all or any of the rights, remedies, powers and privileges of the Lender under this Agreement or any of the other Loan Documents or in respect of the Collateral or in support of any provision of adequate indemnity to the Lender against any taxes or liens which by law shall have, or may have, priority over the rights of the Lender to such monies;

     (2) Second, to all other Obligations in such order or preference as the Lender may determine; provided, however, that the Lender may in its discretion make proper allowance to take into account any Obligations not then due and payable;

     (3) Third, upon payment and satisfaction in full or other provisions for payment in full satisfactory to the Lender of all of the Obligations, to the payment of any obligations required to be paid pursuant to Section 9-504(1)(c) of the Uniform Commercial Code of the Commonwealth of Massa-chusetts; and

     (4) Fourth, the excess, if any, shall be returned to the Borrower or to such other Persons as are entitled thereto.

     10.5 Power of Attorney. For the purposes of carrying out the provisions and exercising the rights, remedies, powers and privileges granted by or referred to in this Article, the Borrower hereby irrevocably constitutes and appoints the Lender, upon the occurrence of an Event of Default and during the continuance thereof, its true and lawful attorney-in-fact, with full power of substitution, to execute, acknowledge and deliver any instruments and do and perform any acts which are referred to in this Article, in the name and on behalf of the Borrower. The power vested in such attor-ney-in-fact is, and shall be deemed to be, coupled with an interest and irrevocable.

     10.6 Waivers. The Borrower hereby waives to the extent not prohibited by applicable law (a) all presentments, demands for performance, notices of nonperformance (except to the extent required by the provisions hereof or of any of the other Loan Documents), protests and notices of dishonor, (b) any requirement of diligence or promptness on the Lender's part in the enforce-ment of its rights (but not fulfillment of its obligations) under the provisions of this Agreement or any of the other Loan Docu-ments, and (c) any and all notices of every kind and description which may be required to be given by any statute or rule of law and any defense of any kind which the Borrower may now or here-after have with respect to its liability under this Agreement or under any of the other Loan Documents.

     11. SETOFF. Regardless of the adequacy of any collateral, during the continuance of any Event of Default, any deposits (general or specific, time or demand, provisional or final, regardless of currency, maturity, or the branch of the Lender where such deposits are held) or other sums credited by or due from the Lender to the Borrower and any securities or other property of the Borrower in the possession of the Lender may be applied to or set off against the payment of the Obligations and any and all other Obligations.

     12. EXPENSES. Except as provided below, the Borrower agrees to pay (a) any taxes (including any interest and penalties in respect thereto) payable by the Lender (other than taxes based upon the Lender's net income), including any recording, mortgage or intangibles taxes in connection with the Security Deed, or other taxes payable on or with respect to the transactions contemplated by this Agreement, including any taxes payable by the Lender after the Closing Date (the Borrower hereby agreeing to indemnify the Lender with respect thereto), (b) all title insurance premiums, and except as specifically provided below, the reasonable fees, expenses and dis-bursements of the Lender's counsel or any local counsel to the Lender incurred in connection with the administra-tion or interpretation of the Loan and the Loan Documents and other instru-ments mentioned herein, the making of each Advance hereunder, and amendments, modifications, approvals, consents or waivers hereto or hereunder, (c) except as specifically provided below, the fees, expenses and disbursements of the Lender incurred in connection with the administra-tion or interpretation of the Loan and the Loan Documents and other instru-ments mentioned herein, and the making of each Advance hereunder (including all fees paid to the Appraisal fees, and surveyor fees) (d) all reasonable out-of-pocket ex-penses (including reasonable attorneys' fees and costs, but, with respect to attorneys who may be employees of the Lender, only to the extent incurred after the occurrence and during the continuance of an Event of Default) and the fees and costs of consultants, accountants, auctioneers, receivers, brokers, property managers, appraisers, investment bankers or other experts retained by the Lender in connection with (i) the en-forcement of or preservation of rights under any of the Loan Documents against the Borrower or any Obligor or the adminis-tration thereof after the occurrence of a Default or Event of Default and (ii) any litigation, proceeding or dispute whether arising hereunder or otherwise, in any way related to the Lend-er's relationship with the Borrower or any Obligor, however, excluding from the cost to be paid under this subparagraph (d) any such costs incurred in any legal action between the Lender and the Borrower and/or the Guarantor in which final judgement is entered against the Lender, and (e) all reasonable fees, expenses and disbursements of the Lender in-curred in connection with UCC searches, UCC filings, title rundowns, title searches or mortgage recordings. Notwithstanding the above, the Lender shall pay for the fees of Lender's counsel (including internal costs and expenses of such counsel, but exclusive of third party costs and expenses such as filing fees) in connection with the initial documentation of the Loan. The covenants of this Section shall survive payment or satisfaction of payment of all amounts owing with respect to the Note.

     13. INDEMNIFICATION. Except for any claims, actions or suits (i) as a result of the Lender's gross negligence and wilful misconduct and (ii) brought by the Borrower and/or the Guarantor as to which final judgement is entered against the Lender, the Borrower agrees to indemnify and hold harmless the Lender from and against any and all claims, actions and suits, whether groundless or otherwise, and from and against any and all liabilities, losses, damages and expenses of every nature and character arising out of this Agreement or any of the other Loan Documents or the transactions contemplated hereby and thereby including, without limitations, (a) any brokerage, leasing, finders or similar fees, (b) any disbursement of the proceeds of any of the Advances, (c) any condition of the Mortgaged Property whether related to the quality of construction or other-wise, (d) any actual or proposed use by the Borrower of the proceeds of any of the Advances, (e) any actual or alleged violation of any Requirements or Project Approvals, or (f) the Borrower or any Obligor entering into or performing this Agreement or any of the other Loan Documents, in each case including, without limita-tion, the reasonable fees and disbursements of counsel and allocated costs of internal counsel incurred in connection with any such investigation, litigation or other proceeding. In litigation, or the preparation therefor, the Lender shall be entitled to select its own counsel and, in addition to the foregoing indemnity, the Borrower agrees to pay promptly the reasonable fees and expenses of such counsel. The obligations of the Borrower under this Section shall survive the repayment of the Loan and shall continue in full force and effect so long as the possibility of such claim, action or suit exists. If, and to the extent that the obligations of the Borrower under this Section are unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment in satisfaction of such obligations which is permissible under applicable law.

     14. LIABILITY OF THE LENDER. The liability of the Lender to the Borrower for any breach of the terms of this Agreement by the Lender shall not exceed a sum equal to the amount which the Lender shall be determined to have failed to advance in consequence of a breach by the Lender of its obligations under this Agreement, together with interest thereon at the rate payable by the Borrower under the terms of the Note for Advances which the Borrower is to receive hereunder, computed from the date when the Advance should have been made by the Lender to the date when the Advance is, in fact, made by the Lender, and, upon the making of any such payment by the Lender to the Borrower, the same shall be treated as an Advance under this Agreement, in the same fashion as any other Advance under the terms of this Agreement. In no event shall the Lender be liable to the Borrower, or anyone claiming by, under or through the Borrower, for any special, exemplary, punitive or consequential damages, whatever the nature of the breach of the terms of this Agreement by the Lender, such damages and claims therefor being expressly waived by the Borrower.

     15. RIGHTS OF THIRD PARTIES. All conditions to the per-formance of the obligations of the Lender under this Agreement, including the obligation to make Advances, are imposed solely and exclusively for the benefit of the Lender and no other Person shall have standing to require satisfaction of such conditions in accordance with their terms or be entitled to assume that the Lender will refuse to make Advances in the absence of strict compliance with any or all thereof and no other Person shall, under any circumstances, be deemed to be a beneficiary of such conditions, any and all of which may be freely waived in whole or in part by the Lender at any time if in its sole discretion it deems it desirable to do so. In particular, the Lender makes no representations and assumes no obligations as to third parties concerning the quality of the construction by the Borrower of the Mortgaged Property or the absence therefrom of defects.

     16. SURVIVAL OF COVENANTS, ETC. All covenants, agreements, representations and warranties made herein, in the Note, in any of the other Loan Documents or in any documents or other papers delivered by or on behalf of the Borrower or any Obligor pursu-ant hereto and thereto shall be deemed to have been relied upon by the Lender, notwithstanding any investigation heretofore or hereafter made by it, and shall survive the making by the Lender of the Advances, as herein contemplated, and shall continue in full force and effect either (i) so long as any amount due under this Agreement or the Note or any of the other Loan Documents remains outstanding or the Lender has any obligation to make any Advanc-es or (ii) for such longer period as may be provided for herein or in any other Loan Document. All statements contained in any certificate or other paper delivered to the Lender at any time by or on behalf of any Obligor or any Subsidiary thereof pursuant hereto or in connection with the transactions contemplated hereby shall constitute represen-tations and warranties by such Person.

     17. ASSIGNMENT AND PARTICIPATION.

     17.1 Conditions to Assignment by Lender. Except as provided herein, the Lender may assign to one or more banks or other entities all or a portion of its interests, rights and obliga-tions under this Agreement. From and after the effective date of any such assignment, (i) the assignee thereunder shall be deemed to be a party hereto and, to the extent agreed to by the Lender, have the rights and obligations of a Lender hereunder, and (ii) the Lender shall, to the extent of its interest assigned as provided herein, be released from its obligations under this Agreement.

     17.2 New Notes, Agreement. Upon any such assignment by the Lender, the Borrower shall execute and deliver to the Lender (a) in exchange for the-Note, a new Note to the order of such assignee in an amount equal to the amount assumed by such assignee and, if the Lender has retained some portion of its obligations hereunder, a new Note to the order of the Lender in an amount equal to the amount retained by it hereunder and (b) an amendment to this Agreement and any other Loan Documents, as may be reasonably requested by the Lender, to evidence the assignment, provide for the rights and interest of the assignee, and establish the rights, responsibilities and obligations of the Lender as agent for itself and any such assignee. Such new Notes shall provide that they are replacements for the surrendered Notes, shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Notes, shall be dated the effective date of such assignment and shall otherwise be in substantially the form of the assigned Notes. The surrendered Notes shall be cancelled and returned to the Borrower. The Lender shall reimburse the Borrower for all reasonable attorneys' fees incurred by the Borrower pursuant to this Section, but not any other out of pockets costs and expenses.

     17.3 Participations. The Lender may sell participations to one or more banks or other entities in all or a portion of the Lender's rights and obligations under this Agreement and the other Loan Documents; provided that
(a) any such sale of partic-ipations shall not affect the rights and duties of the Lender hereunder to the Borrower and (b) the only rights granted to the participant pursuant to such participation arrangements with respect to waivers, amendments or modifications of the Loan Documents shall be the right to approve waivers, amendments or modifications that would reduce the principal of or the interest rate on the Loan, extend the term or increase the amount of the Loan or extend any regularly scheduled payment date for principal or interest.

     17.4 Pledge by the Lender. The Lender may at any time pledge all or any portion of its interest and rights under this Agreement (including all or any portion of the Note) to any of the twelve Federal Reserve Banks organized under Section 4 of the Federal Reserve Act, 12 U.S.C. Section 341. No such pledge or the enforcement thereof shall release the Lender from its obligations hereunder or under any of the other Loan Documents.

     17.5 No Assignment by the Borrower. The Borrower shall not assign or transfer any of its rights or obligations under any of the Loan Documents without the prior approval of the Lender.

     18. RELATIONSHIP. The relationship between the Lender and the Borrower is solely that of a lender and borrower, and nothing contained herein or in any of the other Loan Documents shall in any manner be construed as making the parties hereto partners, joint venturers or any other relationship other than lender and borrower.

     19. NOTICES. Except as otherwise provided herein or in any other Loan Document, each notice, demand, election or request provided for or permitted to be given pursuant to this Agreement or any other Loan Document (hereinafter in this Section referred to as "Notice") must be in writing and shall be deemed to have been properly given or served by personal delivery or by sending same by overnight courier or by depositing same in the United States Mail, postpaid and registered or certified, return receipt requested, and addressed as follows: If to the Lender;

     The First National Bank of Boston
     100 Federal Street
     Boston, Massachusetts 02110
     Attn: Real Estate Division

     With a copy to:

     Riemer & Braunstein
     Three Center Plaza
     Boston, Massachusetts 02108
     Attn:  Steven J. Weinstein, Esquire

     If to the Borrower:

     America First Apartment Investors, L.P.
     1004 Farnam Street
     Omaha, Nebraska 68102
     Attn: Mr. Gary Thompson

     With a copy to:

     Kutak Rock
     Suite 1600
     3300 North Central Avenue
     Phoenix, Arizona 85012
     Attn: Mark R. Nethers, Esquire

     Each Notice shall be effective upon being personally delivered or upon being sent by overnight courier or upon being deposited in the United States Mail as aforesaid. The time period in which a response to such Notice must be given or any action taken with respect thereto (if any), however, shall commence to run from the date of receipt if personally delivered or sent by overnight courier, or if so deposited in the United States Mail, the earlier of three (3) Business Days following such deposit or the date of receipt as disclosed on the return receipt. Rejection or other refusal to accept or the inability to deliver because of changed address for which no Notice was given shall be deemed to be receipt of the Notice sent. By giving at least thirty
(30) days prior Notice thereof, the Borrower or the Lender shall have the right from time to time and at any time during the term of this Agreement to change their respective addresses and each shall have the right to specify as its address any other address within the United States of America.

     20. GOVERNING LAW. This Agreement and each of the other Loan Documents, except as otherwise specifically provided there-in, are contracts under the laws of the Commonwealth of Massa-chusetts and shall for all purposes be construed in accordance with and governed by the laws of said Commonwealth (excluding the laws applicable to conflicts or choice of law).

     21. CONSENT TO JURISDICTION; WAIVERS. THE BORROWER, THE LENDER, AND EACH PARTY HEREBY IRREVOCABLY AND UNCONDITIONALLY (A) SUBMITS TO PERSONAL JURIS-DICTION IN THE COMMONWEALTH OF MASSACHUSETTS OVER ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS, AND (B) WAIVES ANY AND ALL PERSONAL RIGHTS UNDER THE LAWS OF ANY STATE (I) TO THE RIGHT, IF ANY, TO TRIAL BY JURY, (II) TO OBJECT TO JURISDICTION WITHIN THE COMMON-WEALTH OF MASSACHUSETTS OR VENUE IN ANY PARTICULAR FORUM WITHIN THE COMMONWEALTH OF MASSACHUSETTS, AND (III) TO THE RIGHT, IF ANY, TO CLAIM OR RECOVER ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN ACTUAL DAMAGES. THE BORROWER AND EACH PARTY AGREES THAT, IN ADDITION TO ANY METHODS OF SERVICE OF PROCESS PROVIDED FOR UNDER APPLICABLE LAW, ALL SERVICE OF PROCESS IN ANY SUCH SUIT, ACTION OR PROCEEDING MAY BE MADE BY CERTIFIED OR REGISTERED MAIL, RETURN RECEIPT REQUESTED DIRECTED TO THE BORROWER AT THE ADDRESS SET FORTH IN SECTION 19 ABOVE, AND SERVICE SO MADE SHALL BE COMPLETE FIVE (5) DAYS AFTER THE SAME SHALL BE SO MAILED. NOTHING CONTAINED HEREIN, HOWEVER, SHALL PREVENT THE LENDER FROM BRINGING ANY SUIT, ACTION OR PROCEEDING OR EXERCISING ANY RIGHTS AGAINST ANY COLLATERAL AND AGAINST THE BORROWER, AND AGAINST ANY PROPERTY OF THE BORROWER, IN ANY OTHER STATE. INITIATING SUCH SUIT, ACTION OR PROCEEDING OR TAKING SUCH ACTION IN ANY STATE SHALL IN NO EVENT CONSTITUTE A WAIVER OF THE AGREEMENT CONTAINED HEREIN THAT THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS SHALL GOVERN THE RIGHTS AND OBLIGATIONS OF THE BORROWER, EACH PARTY, AND THE LENDER HEREUNDER OR THE SUBMISSION HEREIN BY THE BORROWER AND EACH PARTY TO PERSONAL JURISDICTION WITHIN THE COMMONWEALTH OF MASSACHUSETTS.

     22. HEADINGS. The captions in this Agreement are for convenience of reference only and shall not define or limit the provisions hereof.

     23. COUNTERPARTS. This Agreement and any amendment hereof may be executed in several counterparts and by each party on a separate counterpart, each of which when so executed and deliv-ered shall be an original, and all of which together shall constitute one instrument. In proving this Agreement it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

     24. ENTIRE AGREEMENT, ETC. The Loan Documents and any other documents executed in connection herewith or therewith express the entire understanding of the parties with respect to the transactions contemplated hereby. Neither this Agreement nor any term hereof may be changed, waived, discharged or
terminated, except as provided in Article 25.   25. CONSENTS, AMENDMENTS,
WAIVERS, ETC. Except as other-wise expressly set forth in any particular provision of this Agreement, any consent or approval required or permitted by this Agreement to be given by the Lender may be given, and any term of this Agreement or of any other instrument related hereto or mentioned herein may be amended, and the performance or obser-vance by the Borrower of any terms of this Agreement or such other instrument or the continuance of any Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Lender. No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of the Lender in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. No Advance made by the lender hereunder during the continuance of any Default or Event of Default shall constitute a waiver there-of. No notice to or demand upon the Borrower shall entitle the Borrower to other or further notice or demand in similar or other circumstances.

     26. TIME OF THE ESSENCE. Time is of the essence with respect to each and every covenant, agreement and obligation of the Borrower under this Agreement and the other Loan Documents.

     27. SEVERABILITY. The provisions of this Agreement are severable, and if any one clause or provision hereof shall be held invalid or unenforceable in whole or in part in any juris-diction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such juris-diction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Agreement in any jurisdiction.

     28. LIMITED RECOURSE. The Borrower and the General Partner shall be fully liable for the Obligations. However, the Obligations shall be on a non-recourse basis to any limited partner of the Borrower and any partner (whether limited or general) of the General Partner. In no event shall the Lender make any claims or demand against any limited partner and /or general partner of the General Partner or any shareholder, equity holder, officer, employee or director of any such limited and/or general partner. The Lender shall look solely to the assets of the Borrower and the General Partner to satisfy the Obligations. IN WITNESS WHEREOF, the undersigned have duly executed this Agreement as a sealed instrument as of the date first set forth above.

                                  AMERICA FIRST APARTMENT INVESTORS, L.P.

                                  By: America First Capital Associates Limited
                                      Partnership Four, a Delaware limited
                                      partnership, its general partner

                                  By: America First Companies L.L.C., a
                                      Delaware limited liability company, its
                                      general partner


                                  By: /s/ Michael Thesing
                                Name: Michael Thesing
                               Title: Vice President


                                  THE FIRST NATIONAL BANK OF BOSTON


                                  By: /s/ Kathleen M. Ahern
                                Name: Kathleen M. Ahern
                               Title: Vice President

                                  Exhibit A

                       	Interest Terms and Provisions

                                 	Exhibit B

               	Covenant Compliance Worksheet and Certificate

                                  Exhibit C

                             Notice of Borrowing

                                  EXHIBIT A
                                Domestic Rate

     This Exhibit A provides for certain of the substantive terms and provisions regarding, among other thins, the interest rate and interest repayment for the Loan established pursuant to the Loan Agreement to which this document is attached as an Exhibit (the "Loan Agreement"). The terms and provisions of this Exhibit A are specifically incorporated by reference into the Loan Agreement.

1. The following terms as used in this Exhibit D and the Loan Agreement shall have the meanings set forth below:

     Base Rate. The higher of (a) the annual rate of interest announced from time to time by the Lender at its head office in Boston, Massachusetts as its "base rate" and (b) one half of one percent (1/2%) above the overnight federal funds effective rate as published by the Board of Governors of the Federal Reserve System, as in effect from time to time.

     Business Day. Any day on which the Lender is open for the transaction of banking business in Boston, Massachusetts.

     Domestic Rate. Floating at the per annum rate equal to the sum of (i) the Base Rate plus (ii) one-half percent (0.50%). The Domestic Rate shall be adjusted automatically on any change in the Base Rate, such that any change in the Domestic Rate resulting therefrom shall become effective as of the opening of business on the day on which such change in the Base Rate became effective.

     Interest Payment Date. As to any Loan, the first day of the each calendar month commencing with the calendar month which includes the date of the Advance of such Loan.

2. Any and all terms which are defined in the Loan Agreement shall when used herein have the meaning set forth in the Loan Agreement, unless otherwise defined herein.

3.   The Loan shall bear interest at the floating rate equal to the Domestic
     Rate.

4. The Borrower promises to pay interest on the Loan in arrears on each Interest Payment Date.

5. Each determination of an interest rate by the Lender pursuant hereto shall be conclusive and binding upon the Borrower in the absence of manifest error.

6. All computations of interest on the Loans and of other fees to the extent applicable shall be based on a 360-day year and paid for the actual number of days elapsed. Whenever a payment hereunder or under any of the other Loan Documents becomes due on a day that is not a Business Day, the due date for such payment shall be extended to the next succeeding Business Day, and interest shall accrue during such extension.

                               	Schedule 6.12

                            Insider Transactions

                                Schedule 6.13

                                 Subsidiaries

                                Schedule 6.14

                                   Partners

                                Schedule 6.20

                             	Project Approvals

	                               Schedule 8.3

                          	Existing Indebtedness

                                Schedule 8.4

                               Existing Liens

	                               Schedule 8.5

                           	Existing Investments

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