Form 10-Q
period 1998-06-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 1998-08-14
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1998 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                              June 30, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4 and Note 7)                                              $  40,364,313       $   7,879,934
 Investment in real estate, net of accumulated depreciation (Note 5)                            63,035,490          64,267,471
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 6)                            -             13,006,526
 Interest receivable                                                                               113,349             108,623
 Other assets                                                                                    2,097,842           1,860,968
                                                                                             --------------      --------------
                                                                                             $ 105,610,994       $  87,123,522
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                  $   2,048,234       $   1,861,162
  Bonds payable (Note 7)                                                                        39,951,583          27,035,000
  Due to Jefferson Place L.P.                                                                    2,400,000           2,400,000
  Distribution payable (Note 3)                                                                    329,051             329,051
                                                                                             --------------      --------------
                                                                                                44,728,868          31,625,213
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                   15,676               7,037
  Beneficial Unit Certificate Holders
  ($11.68 per BUC in 1998 and $10.65 in 1997)                                                   60,866,450          55,491,272
                                                                                             --------------      --------------
                                                                                                60,882,126          55,498,309
                                                                                             --------------      --------------
                                                                                             $ 105,610,994       $  87,123,522
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Rental income                                      $    3,257,012     $     2,331,340      $    6,346,936      $    4,024,158
 Mortgage bond investment income                           561,637             421,444             839,201           1,053,948
 Contingent interest income                                   -                290,520                -                290,520
 Interest income on temporary cash investments             313,555              22,878             387,905              28,866
                                                    ---------------     ---------------     ---------------     ---------------
                                                         4,132,204           3,066,182           7,574,042           5,397,492
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 Real estate operating expenses                          1,515,315           1,139,355           3,000,547           1,805,379
 Depreciation                                              614,273             477,322           1,228,547             810,211
 Interest expense                                          611,137             381,864           1,041,889             547,121
 General and administrative expenses (Note 9)              355,938             269,078             693,411             539,163
                                                    ---------------     ---------------     ---------------     ---------------
                                                         3,096,663           2,267,619           5,964,394           3,701,874
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $    1,035,541      $      798,563      $    1,609,648      $    1,695,618
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $       16,498      $        9,854      $       28,382      $       22,153
 BUC Holders                                             1,019,043             788,709           1,581,266           1,673,465
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $    1,035,541      $      798,563      $    1,609,648      $    1,695,618
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          .19      $          .15      $          .30      $          .32
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding              5,212,167           5,212,167           5,212,167           5,212,167
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses):
Balance at December 31, 1997                                 7,037           5,212,167          61,239,746          61,246,783
Net income                                                  28,382                -              1,581,266           1,609,648
Cash distributions paid or accrued (Note 3)
 Income                                                    (19,743)               -               (726,015)           (745,758)
 Return of capital                                            -                   -             (1,228,547)         (1,228,547)
                                                    ---------------     ---------------     ---------------     ---------------
                                                            15,676           5,212,167          60,866,450          60,882,126
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses:
Balance at December 31, 1997                                  -                   -             (5,748,474)         (5,748,474)
Net change (Note 6)                                           -                   -              5,748,474           5,748,474
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -                   -                   -
                                                    ---------------     ---------------     ---------------     ---------------
Balance at June 30, 1998                            $       15,676           5,212,167      $   60,866,450      $   60,882,126
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    1,609,648      $    1,695,618
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                                 1,228,547             810,211
    Amortization                                                                                    73,098              81,953
    (Increase) decrease in interest receivable                                                      (4,726)             47,075
    (Increase) decrease in other assets                                                            (57,344)            225,253
    Increase in accounts payable                                                                   187,072             174,721
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                       3,036,295           3,034,831
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                                                   (1,653)           (166,835)
 Acquisition of real estate                                                                          5,087         (12,431,193)
 Proceeds from disposition of mortgage bond                                                     18,755,000                -
                                                                                            ---------------     ---------------
 Net cash provided by (used in) investing activities                                            18,758,434         (12,598,028)
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                                             (1,974,305)         (1,974,308)
 Bond issuance costs paid                                                                         (252,628)           (298,149)
 Net borrowings on line of credit                                                                     -              8,573,671
 Proceeds from issuance of bonds payable                                                        13,090,000           3,450,000
 Principal payments on bonds payable                                                              (173,417)            (80,000)
                                                                                            ---------------     ---------------
 Net cash provided by financing activities                                                      10,689,650           9,671,214
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                             32,484,379             108,017
Cash and temporary cash investments at beginning of period                                       7,879,934           2,021,860
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $   40,364,313      $    2,129,877
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                   $      701,229      $      329,335
                                                                                            ===============     ===============
Supplemental schedule of non-cash investing activities
 Settlement of mortgage bond for real estate                                                $         -         $    8,760,000
                                                                                            ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1998, and results of operations for all periods presented have been made.

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

 B) Investment in Real Estate
    The Partnership's investment in real estate consists of property acquired through foreclosure or deed in lieu of foreclosure and other real estate acquired. Each real estate property acquired is recorded at the lower of cost or estimated net realizable value. The carrying value of each property is periodically reviewed and adjusted when there are significant declines in the estimated net realizable value (see Note 2D).

    Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method.

 C) Investment in Tax-Exempt Mortgage Bonds
    Investment securities are classified as held-to-maturity, available-for-sale, or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

    Accrual of mortgage bond investment income is excluded from income when, in the opinion of management, collection of related interest is doubtful. This interest is recognized as income when it is received.

 D) Fair Value of Real Estate
    The fair value of the real estate is based on management's best estimate of the net realizable value of the properties which may differ from the ultimate values realized from these properties. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration.

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

 H) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 was as follows:

                                                           For the             For the         For the Six         For the Six
																																																					Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $    1,035,541      $      798,563      $    1,609,648      $    1,695,618
Change in net unrealized holding gains														     5,748,474                -              5,748,474                -
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $    6,784,015      $      798,563      $    7,358,122      $    1,695,618
																																																				===============     ===============     ===============     ===============

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $32,293,964 at June 30, 1998. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

5. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         3,991,602            5,287,604
  The Park at Fifty Eight(1)   	       Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights(1)                    Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point(1)                       Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
  Park at Countryside(1)               Port Orange, FL           120            647,000         2,616,648            3,263,648
  The Retreat(3)                       Atlanta, GA               226          1,800,000         7,315,697            9,115,697
  Jackson Park Place(1)                Fresno, CA                296          1,400,000        10,709,534           12,109,534
  Park Trace Apartments(1)             Norcross, GA              260          2,246,000        11,789,810           14,035,810
                                                                                                              -----------------
                                                                                                                    73,841,817
  Less accumulated depreciation                                                                                    (10,806,327)
                                                                                                              -----------------
  Balance at June 30, 1998                                                                                    $     63,035,490
                                                                                                              =================

(1) Property is encumbered as described in Note 7.
(2) Represents square feet.
(3) Property serves as collateral for $12,200,000 of multifamily revenue refunding bonds issued on Jefferson Place. The Partnership is an affiliate of the general partner of the partnership which owns Jefferson Place.

6. Investment in Tax-Exempt Mortgage Bonds

On May 1, 1998, the Partnership sold its tax-exempt mortgage bond which was collateralized by Avalon Ridge Apartments in Renton, Washington. The tax-exempt mortgage bond was sold for $18,755,000 plus accrued interest. The net unrealized holding loss of $5,748,474 on such bond was eliminated thus Partners' Capital was increased by the same amount.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

7.  Bonds Payable

Bonds payable were originated by the Partnership through the issuance of tax-exempt refunding bonds. Bonds payable at June 30, 1998, consists of the following:


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

Jackson Park Place        5.80%  12/1/2027  monthly payment of                  $611,901                   8,451,583
                                            principal and interest
                                            are due the 1st of each month

Coral Point(1)            4.96%   3/1/2008  semiannual payments of              $325,016 in 1998,
                                            interest are due each               $650,033 thereafter
                                            March 1 and September 1                                       13,090,000
                                                                                                        -------------
Balance at June 30, 1998				  																																														 			                        $ 39,951,583
																																																																																																								=============

(1) Bonds are also collateralized by $6,571,000 in cash.

8.  Line of Credit

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with The First National Bank of Boston (the Bank). The Line of Credit provides interim financing for the acquisition of multifamily residential properties. It expires on December 19, 1998. The Line of Credit bears interest, which is payable monthly, at 1/2% above the Bank's base rate (which base rate was 9% as of June 30, 1998). In addition, the Partnership pays a facility fee of 1/4 of 1% on the unused portion of the line which is payable quarterly in arrears. Because the Partnership had no collateral pledged at June 30, 1998, the Partnership's borrowing base under the Line of Credit was zero. The Partnership may provide collateral for the Line of Credit, subject to the approval of the Bank, to change its borrowing base. The Partnership did not have any borrowings against the Line of Credit at June 30, 1998. The Line of Credit contains convenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements.

9. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1998 was $618,738 ($244,325 for the quarter ended June 30, 1998). AFCA 4 or an affiliate also paid $150,683 ($68,432 for the quarter ended June 30, 1998) in costs capitalized by the Partnership during 1998 which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the offering of multifamily housing revenue refunding bonds and the acquisition of real estate. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 in 1998 was $222,750 ($111,375 for the quarter ended June 30, 1998.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. No such fees were paid to AFCA 4 during 1998.

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place, Avalon Ridge (through April 1998), Park at Countryside, The Retreat, Jackson Park Place and Park Trace Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $346,831 ($168,426 for the quarter ended June 30, 1998) in 1998.

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

During 1996, the Partnership acquired The Park at Fifty-Eight Phase I and Park at Countryside and during 1997 the Partnership acquired The Retreat and Park Trace Apartments. In addition, Jackson Park Place was conveyed to the Partnership during 1997 through a deed in lieu of foreclosure. At June 30 1998, the Partnership held eight real estate properties with a total depreciated cost of $63,035,490.

The following table shows the various occupancy levels of the properties owned or financed by the Partnership at June 30, 1998:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            286             97%
Covey at Fox Valley                    Aurora, IL                                          216            206             95%
The Park at Fifty Eight                Chattanooga, TN                                     196            189             96%
Shelby Heights                         Bristol, TN                                         100             98             98%
Coral Point                            Mesa, AZ                                            336            322             96%
Park at Countryside                    Port Orange, FL                                     120            119             99%
The Retreat                            Atlanta, GA                                         226            219             97%
Park Trace Apartments                  Norcross, GA                                        260            250             96%
                                                                                     ----------     ----------     -----------
                                                                                         1,750          1,689             97%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                                     72,002(1)      60,900(1)          85%
                                                                                     ==========     ==========     ===========

(1) Represents square feet.

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

On May 1, 1998, the Partnership sold its tax-exempt mortgage bond which was collateralized by Avalon Ridge. The tax-exempt mortgage bond was sold for $18,755,000 plus accrued interest. The net unrealized holding loss of $5,748,474 on such bond was eliminated thus Partners' Capital was increased by the same amount. Proceeds from the sale will be utilized to acquire additional multifamily housing properties.

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with the First National Bank of Boston (the Bank) that may be used by the Partnership to provide interim financing for the acquisition of multifamily residential properties. The Line of Credit expires on December 19, 1998. The Line of Credit bears interest at 1/2% above the Bank's base rate (which base rate was 9% as of June 30, 1998). Because the Partnership had no collateral pledged at June 30, 1998, the Partnership's borrowing base under the Line of Credit was zero. The Partnership may provide collateral for the Line of Credit, subject to the approval of the Bank, to change its borrowing base. The Partnership did not have any borrowings against the Line of Credit at June 30, 1998. The Line of Credit contains convenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements. The Partnership intends to repay any borrowings under the Line of Credit through the refunding of existing tax-exempt bonds that are associated with certain properties owned by the Partnership.

During the six months ended June 30, 1998, $646,940 ($540,817 for the quarter ended June 30, 1998) of undistributed income was added to reserves. The total amount held in reserves at June 30, 1998, was $32,293,964. Future distributions to BUC Holders will depend upon the amount of net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                            For the Six           For the Six
                                                                                           Months Ended          Months Ended
                                                                                          June 30, 1998         June 30, 1997
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                  $        .1393        $        .2196
	Return of capital                                                                                .2357                 .1554
                                                                                         ---------------       ---------------
                                                                                         $        .3750        $        .3750
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .3750        $        .3750
                                                                                         ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of its real estate and adjust, when necessary, the carrying value of such real estate. Each real estate property held by the Partnership is recorded at the lower of cost or net realizable value. The carrying value of each real estate property owned by the Partnership is adjusted when there are significant declines in the estimated net realizable value.

Internal property valuations and reviews performed during the six months ended June 30, 1998, indicated that the real estate recorded on the balance sheet at June 30, 1998, required no adjustments to the current carrying amount.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                        June 30, 1998       June 30, 1997           From 1997
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $    3,257,012      $    2,331,340      $      925,672
Mortgage bond investment income                                               561,637             421,444             140,193
Contingent interest                                                              -                290,520            (290,520)
Interest income on temporary cash investments                                 313,555              22,878             290,677
                                                                       ---------------     ---------------     ---------------
                                                                            4,132,204           3,066,182           1,066,022
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              1,515,315           1,139,355             375,960
Depreciation                                                                  614,273             477,322             136,951
Interest expense                                                              611,137             381,864             229,273
General and administrative expenses                                           355,938             269,078              86,860
                                                                       ---------------     ---------------     ---------------
                                                                            3,096,663           2,267,619             829,044
                                                                       ---------------     ---------------     ---------------
Net income                                                             $    1,035,541      $      798,563      $      236,978
                                                                       ===============     ===============     ===============

                                                                          For the Six         For the Six            Increase
                                                                         Months Ended        Months Ended           (Decrease)
                                                                        June 30, 1998       June 30, 1997           From 1997
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $    6,346,936      $    4,024,158      $    2,322,778
Mortgage bond investment income                                               839,201           1,053,948            (214,747)
Contingent interest                                                              -                290,520            (290,520)
Interest income on temporary cash investments                                 387,905              28,866             359,039
                                                                       ---------------     ---------------     ---------------
                                                                            7,574,042           5,397,492           2,176,550
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              3,000,547           1,805,379           1,195,168
Depreciation                                                                1,228,547             810,211             418,336
Interest expense                                                            1,041,889             547,121             494,768
General and administrative expenses                                           693,411             539,163             154,248
                                                                       ---------------     ---------------     ---------------
                                                                            5,964,394           3,701,874           2,262,520
                                                                       ---------------     ---------------     ---------------
Net income                                                             $    1,609,648      $    1,695,618      $      (85,970)
                                                                       ===============     ===============     ===============

Rental income increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997. The increase for the quarter was primarily attributable to: (i) a $482,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $161,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (iii) a $118,000 increase in rental income at Coral Point due primarily to an increase in occupancy (iv) a $77,000 increase resulting from the acquisition of The Retreat in April 1997; (v) a $61,000 increase resulting from an increase in leased space at The Exchange at Palm Bay; and (vi) a $27,000 increase in rental income at the Partnership's other properties. The increase for the six months was primarily attributable to: (i) a $922,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $603,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (iii) a $482,000 increase resulting from the acquisition of The Retreat in April 1997; (iv) a $129,000 increase in rental income at Coral Point due primarily to an increase in occupancy (v) a $113,000 increase resulting from an increase in leased space at The Exchange at Palm Bay; and (vi) a $74,000 increase in rental income at the Partnership's other properties.

Mortgage bond investment income increased for the quarter ended June 30, 1998, compared to the same period in 1997. The increase is attributable to: (i) a $406,000 increase in such income from the tax-exempt bond collateralized by Avalon Ridge which was sold on May 1, 1998; partially offset by (ii) a $204,000 decrease resulting from the disposition of the Jefferson Place mortgage bond in July 1997; and (iii) a $62,000 decrease resulting from the acquisition of Jackson Park Place in settlement of the mortgage bond for real estate in May 1997.

Mortgage bond investment income decreased for the six months ended June 30, 1998, compared to the same period in 1997. The decrease is primarily attributable to: (i) a $464,000 decrease resulting from the disposition of the Jefferson Place mortgage bond in July 1997; (ii) a $249,000 decrease resulting from the acquisition of Jackson Park Place in settlement of the mortgage bond for real estate in May 1997; partially offset by (iii) a $498,000 increase in cash flow received from the tax-exempt bond collateralized by Avalon Ridge which was sold on May 1, 1998.

The Partnership earned contingent interest income of $290,520 for the quarter and six months ended June 30, 1997, in conjunction with the acquisition of Jackson Park Place in settlement of the mortgage bond in May 1997. No such income was earned for the quarter and six month periods ended June 30, 1998.

Real estate operating expenses increased for the quarter ended June 30, 1998, compared to the same period in 1997. This increase is attributable to: (i) a $198,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $91,000 increase resulting from the acquisition of Jackson Park Place in May 1997; (iii) a $68,000 increase resulting from the acquisition of The Retreat in April 1997; and (iv) a $19,000 increase in real estate operating expenses at the Partnerships other properties.

Excluding property tax refunds of approximately $180,000 received during the quarter ended March 31, 1997, real estate operating expenses increased $1,015,168 for the six months ended June 30, 1998, compared to the same period in 1997. This increase is attributable to: (i) a $435,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $299,000 increase resulting from the acquisition of Jackson Park Place in May 1997;
(iii) a $262,000 increase resulting from the acquisition of The Retreat in April 1997; and (iv) a $19,000 increase in real estate operating expenses at the Partnerships other properties.

Depreciation expense increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997. The increase for the quarter is primarily attributable to: (i) a $107,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $34,000 increase resulting from the acquisition of Jackson Park Place in May 1997; partially offset by (iii) a $4,000 decrease in depreciation expense on the Partnership's other properties. The increase for the six months is primarily attributable to: (i) a $214,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $131,000 increase resulting from the acquisition of Jackson Park Place in May 1997; (iii) a $67,000 increase resulting from the acquisition of The Retreat in April 1997; and (iv) a $6,000 increase in depreciation expense on the Partnership's other properties.

Interest expense increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997. This increase is attributable to interest expense of $335,000 and $639,000 incurred for the quarter and six months ended June 30, 1998, respectively, on bonds payable of $20,915,000 which were issued in December 1997 and interest of $170,000 incurred for the quarter and six months ended June 30, 1998, on bonds payable issued in April 1998. The increase in interest expense for the quarter was partially offset by a decrease in interest of $276,000 due primarily to the reduction of the average amount borrowed by the Partnership on its Line of Credit used to acquire new properties. Contributing to the increase for the six months ended June 30, 1998, compared to the same period in 1997, was an increase in interest expense of $46,000 incurred on bonds payable issued in March 1997 which was partially offset by a decrease of $360,000 in interest expense on the Partnership's Line of Credit.

Interest income on temporary cash investments increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 due primarily to an increase in the average reserve balance. Additions made to the Partnership reserves during 1997 and 1998 were attributable primarily to the temporary investment of proceeds from the offerings of multifamily housing revenue refunding bonds and proceeds received from the disposition of the Avalon Ridge mortgage bond.

General and administrative expenses increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997. The increase for the quarter is primarily due to: (i) an increase of approximately $55,000 in administrative fees resulting from the acquisition of properties during 1997; and (ii) net increases of approximately $32,000 in other general and administrative expenses. The increase for the six months is primarily due to: (i) an increase of approximately $110,000 in administrative fees resulting from the acquisition of properties during 1997 and (ii) net increases of approximately $42,000 in other general and administrative expenses.

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

              10(a) Settlement Agreement among the Registrant and Jackson Park
                    Place, Artel Farms, Inc., and David A. Dyck dated April 11, 1997 (incorporated herein by reference to Form 10-Q dated June 30, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

              10(b) $12,410,000 Promissory Note, dated December 11, 1997, from Park Trace Apartments Limited Partnership to the City of Aurora, Illinois (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to
                    Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

              10(c) Loan Agreement, dated December 1, 1997, between Park
                    Trace Apartments Limited Partnership and City of Aurora, Illinois (The Covey at fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

              10(d) Indenture of Trust, dated December 1, 1997, between City of Aurora, Illinois and UMB Bank, National Association (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

              10(e) Revolving Credit Loan Agreement, dated December 19,
                    1996, between America First Apartment Investors, L.P. and The First National Bank of Boston (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

              10(f) $1,385,000 Promissory Note, dated April 2, 1998, from
                    Arizona Coral Point Apartments Limited Partnership to The Industrial Development authority of the county of Maricopa (Coral Point Apartments Project) Series 1998A and 1998B. (To be supplied by amendment.)

              10(f) $11,705,000 Promissory Note, dated April 2, 1998, from
                    Arizona Coral Point Apartments Limited Partnership to The Industrial Development authority of the county of Maricopa (Coral Point Apartments Project) Series 1998A and 1998B. (To be supplied by amendment.)

              10(g) Loan Agreement, dated March 1, 1998, between The
                    Industrial Development Authority of the County of Maricopa and Arizona Coral Point Apartments Limited Partnership (Coral Point Apartments Project) Series 1998A and 1998B. (To be supplied by amendment.)

              10(h) Indenture of Trust, dated March 1, 1998, between The
                    Industrial Development Authority of the County of Maricopa and UMB Bank, N.A. (Coral Point Apartments Project) Series 1998A and 1998B. (To be supplied by amendment.)

          (b)  Form 8-K

               The registrant filed the following report on Form 8-K during the quarter for which this report is filed:

               Item Reported      Financial Statements Filed   Date of Report

               2. Acquisition            Yes                     May 1, 1998
                  or Disposition
                  of Assets

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1998       AMERICA FIRST APARTMENT INVESTORS, L.P.

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