Form 10-Q
period 1998-09-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 1998-11-16
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1998 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             Sept. 30, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4 and Note 7)                                              $  20,732,149       $   7,879,934
 Investment in real estate, net of accumulated depreciation (Note 5)                            88,672,383          64,267,471
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 6)                            -             13,006,526
 Interest receivable                                                                               161,869             108,623
 Other assets                                                                                    2,211,569           1,860,968
                                                                                             --------------      --------------
                                                                                             $ 111,777,970       $  87,123,522
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                  $   2,709,350       $   1,861,162
  Bonds payable (Note 7)                                                                        39,941,949          27,035,000
		Mortgage loan payable	(Note 7)																																																																	5,754,470																-
  Due to Jefferson Place L.P.                                                                    2,400,000           2,400,000
  Distribution payable (Note 3)                                                                    351,163             329,051
                                                                                             --------------      --------------
                                                                                                51,156,932          31,625,213
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                   19,208               7,037
  Beneficial Unit Certificate Holders
  ($11.63 per BUC in 1998 and $10.65 in 1997)                                                   60,601,830          55,491,272
                                                                                             --------------      --------------
                                                                                                60,621,038          55,498,309
                                                                                             --------------      --------------
                                                                                             $ 111,777,970       $  87,123,522
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998      Sept. 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Rental income                                      $    3,413,418     $     2,572,960     $ 	   9,760,354      $   	6,597,118
 Mortgage bond investment income                           			-				            314,348             839,201           1,368,296
 Contingent interest income                                   -                    -           						 -                290,520
 Interest income on temporary cash investments             495,924             	 4,684             883,829              33,550
                                                    ---------------     ---------------     ---------------     ---------------
                                                         3,909,342	          2,891,992          11,483,384           8,289,484
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 Real estate operating expenses                          1,614,811           1,328,263           4,615,358           3,133,642
 Depreciation                                              614,274             508,834           1,842,821        	  1,319,045
 Interest expense                                          579,667             246,601           1,621,556             793,722
 General and administrative expenses (Note 9)              352,414             342,279           1,045,825             881,442
	Realized loss on disposition of mortgage	bond																-														3,000,000																-														3,000,000
                                                    ---------------     ---------------     ---------------     ---------------
                                                         3,161,166           5,425,977           9,125,560        	  9,127,851
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $   	 748,176    		 $   (2,533,985)     $    2,357,824    	 $   	 (838,367)
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $       13,624      $        9,749      $       42,006      $       31,902
 BUC Holders                                           		  734,552          (2,543,734)          2,315,818          	 (870,269)
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $   		 748,176      $   (2,533,985)     $    2,357,824      $   		(838,367)
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          .14      $         (.49)     $          .44      $     	  	(.16)
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding              5,212,167           5,212,167           5,212,167           5,212,167
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)


                                                           General						Beneficial Unit
                                                           Partner      Certificate Holders          Total
                                                    ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses):
Balance at December 31, 1997                                 7,037          61,239,746          61,246,783
Net income                                                  42,006           2,315,818           2,357,824
Cash distributions paid or accrued (Note 3)
 Income                                                    (29,835)         (1,110,913)         (1,140,748)
 Return of capital                                            -             (1,842,821)         (1,842,821)
                                                    ---------------     ---------------     ---------------
                                                            19,208        	 60,601,830          60,621,038
                                                    ---------------     ---------------     ---------------
Net unrealized holding losses:
Balance at December 31, 1997                                  -        	    (5,748,474)         (5,748,474)
Net change (Note 6)                                           -              5,748,474           5,748,474
                                                    ---------------     ---------------     ---------------
                                                              -                   -                   -
                                                    ---------------     ---------------     ---------------
Balance at September 30, 1998                       $       19,208   			$   60,601,830      $   60,621,038
                                                    ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1998      Sept. 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income	(loss)                                                                     					$    2,357,824      $  		 (838,367)
  Adjustments to reconcile net income to net cash
   provided by operating activities
				Depreciation                                                                              			1,842,821      			  1,319,045
				Amortization                                                                                			114,029             123,695
				Loss on disposition of mortgage bond																																																														-														3,000,000
    (Increase) decrease in interest	receivable                                                     (53,246)            121,538
    (Increase) decrease in other assets                                                           (199,401)            357,938
    Increase (decrease) in accounts payable                                                     			848,188          	  (51,026)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                       4,910,215           4,032,823
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                                                   (3,135)           (626,066)
 Acquisition of real estate                                                                    (20,490,128)        (12,482,277)
 Proceeds from disposition of mortgage bond                                                     18,755,000  								12,200,000
                                                                                            ---------------     ---------------
 Net cash used in investing activities   														                                         (1,738,263)         		(908,343)
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                                             (2,961,457)         (2,961,459)
 Bond issuance costs paid                                                                         (265,229)       	   (601,895)
 Net borrowings on line of credit                                                                     -          	  (2,626,329)
 Proceeds from issuance of bonds payable                                                        13,090,000           3,450,000
 Principal payments on bonds payable                                                              (183,051)            (80,000)
                                                                                            ---------------     ---------------
 Net cash provided by (used in) financing activities                                          	  9,680,263          (2,819,683)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                             12,852,215             304,797
Cash and temporary cash investments at beginning of period                                       7,879,934           2,021,860
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of	period                                        $   20,732,149      $    2,326,657
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                   $    1,339,946  	   $      692,847
                                                                                            ===============     ===============
Supplemental schedule of non-cash investing activities
 Settlement of mortgage bond for real estate                                                $         -         $    8,760,000
	Due to Jefferson Place L.P. 																																																																																								2,400,000
                                                           																												     ===============     ===============
Supplemental disclosure of non-cash financing activity
	Acquisition of real estate through assumption of mortgage note payable																					$				5,754,470						$										-
																																																																																												===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1998, and results of operations for all periods presented have been made.

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

 H) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 was as
			 follows:

                                                           For the             For the        For the Nine        For the Nine
																																																					Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998      Sept. 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $    		748,146      $   (2,533,985)      $    2,357,824      $  	  (838,367)
Change in net unrealized holding gains														     5,748,474                -             	 5,748,474                -
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $    6,496,620      $   (2,533,985)      $    8,106,298      $     (838,367)
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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $12,446,704 at September 30, 1998. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

5. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         3,993,084            5,289,086
  The Park at Fifty Eight(1)   	       Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights(1)                    Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point(1)                       Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
  Park at Countryside(1)               Port Orange, FL           120            647,000         2,616,648            3,263,648
  The Retreat(3)                       Atlanta, GA               226          1,800,000         7,315,697            9,115,697
  Jackson Park Place(1)                Fresno, CA                296          1,400,000        10,709,534           12,109,534
  Park Trace Apartments(1)             Norcross, GA              260          2,246,000        11,789,810           14,035,810
		Littlestone at Village Green (1)					Gallatin, TN														200												508,000									9,949,572											10,457,572
		St. Andrews	at Westwood Apartments			Orlando, FL															259										1,642,000								14,150,113  				     15,792,113
                                                                                                              -----------------
                                                                                                                   100,092,984
  Less accumulated depreciation                                                                                    (11,420,601)
                                                                                                              -----------------
  Balance at September 30, 1998                                                                               $     88,672,383
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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

7.  Bonds Payable and Mortgage Loan Payable

Bonds payable were originated by the Partnership through the issuance of tax-exempt refunding bonds. The mortgage loan payable was assumed from a third party in connection with the acquisition of Village Green Apartments. Bonds payable and the mortgage loan payable consists of the following at September 30, 1998:


                        Effective Final
                        Interest  Maturity                                      Annual            	         	Carrying
Collateral              Rate      Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- --------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   3/1/2021  semiannual payments of              range from $224,000     $  2,620,000
 					    																																		principal and/or interest           to $228,000
                                            are due each March 1 and September 1

Shelby Heights and	       6.10%   3/1/2022  semiannual payments of              range from $266,000        3,380,000
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

Jackson Park Place        5.80%  12/1/2027  monthly payment of                  $611,901                   8,441,949
                                            principal and interest
                                            are due the 1st of each month

Coral Point(1)            4.96%   3/1/2008  semiannual payments of              $325,016 in 1998,									13,090,000
                                            interest are due each               $650,033 thereafter					-------------
                                            March 1 and September 1                                     	 39,941,949
																																																																																																								-------------
Mortgage Loan Payable:
Village Green Apartments  7.68%		9/15/2005	 Monthly payment of 																	$542,921																			5,754,470
																																												principal and interest																																						-------------
																																												are due the 15th of each month

Balance at September 30, 1998				  																																														 			                   $ 45,696,419
																																																																																																								=============

(1) Bonds are also collateralized by $6,571,000 in cash.

8.  Line of Credit

The Partnership has a $15 million revolving loan credit agreement (the Line of Credit) with The First National Bank of Boston (the Bank). The Line of Credit may provide interim financing for the acquisition of multifamily residential properties. It expires on December 19, 1998. The Line of Credit bears interest, which is payable monthly, at 1/2% above the Bank's base rate (which base rate was 8.5% as of September 30, 1998). In addition, the Partnership pays a facility fee of 1/4 of 1% on the unused portion of the line which is payable quarterly in arrears. Because the Partnership had no collateral pledged at September 30, 1998, the Partnership's borrowing base under the Line of Credit was zero. The Partnership may provide collateral for the Line of Credit, subject to the approval of the Bank, to change its borrowing base.
The Partnership did not have any borrowings against the Line of Credit at September 30, 1998. The Line of Credit contains convenants which include, among others, restrictions on the amount of indebtedness the Partnership may incur and minimum debt service coverage requirements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

9. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1998 was $801,836 ($183,098 for the quarter ended September 30, 1998). AFCA 4 or an affiliate also paid $187,390 ($36,707 for the quarter ended September 30, 1998) in costs capitalized by the Partnership during 1998 which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the offering of multifamily housing revenue refunding bonds and the acquisition of real estate. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 in 1998 was $334,124 ($111,374 for the quarter ended September 30, 1998.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. AFCA 4 earned acquisition fees of $323,980 during the quarter and nine months ended September 30, 1998.

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place, Avalon Ridge (through April 1998), Park at Countryside, The Retreat, Jackson Park Place and Park Trace Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $504,390 in 1998 ($157,559 for the quarter ended September 30, 1998).

     Item 2.  Management's Discussion and Analysis of Financial Condition and
														Results of Operations

Liquidity and Capital Resources

The Partnership's principal capital resources at September 30, 1998 consisted of ten apartment complexes and one office/warehouse facility which had a combined depreciated cost of $88,672,383 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of September 30, 1998:

                                                                                          Number      Percentage
                                                                           Number       of Units        of Units
Property Name                          Location                          of Units       Occupied        Occupied
-------------------------------        -----------------------          ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                           296            294             99%
Covey at Fox Valley                    Aurora, IL                           216            205             95%
The Park at Fifty Eight                Chattanooga, TN                      196            189             96%
Shelby Heights                         Bristol, TN                          100             93             93%
Coral Point                            Mesa, AZ                             336            325             97%
Park at Countryside                    Port Orange, FL                      120            119             99%
The Retreat                            Atlanta, GA                          226            224             99%
Park Trace Apartments                  Norcross, GA                         260            250             96%
Littlestone at Village Green 										Gallatin, TN																									200												185													93%
St. Andrews at Westwood Apartments					Orlando, FL																										259												252													97%
                                                                        ----------     ----------     -----------
                                                                          2,209          2,136             97%
                                                                        ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                      72,002(1)      60,900(1)          85%
                                                                        ==========     ==========     ===========

(1) Represents square feet.

Five of the apartment complexes and the office/warehouse facility were acquired by the Partnership through a merger with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership) on August 20, 1996. The Partnership also acquired three tax-exempt mortgage bonds secured by additional apartment complexes as a result of the merger. The total principal balance of these bonds equaled $40,315,000. During 1997, the Partnership acquired The Retreat, Park Trace Apartments and Jackson Park Place Apartments. Jackson Park Place Apartments was acquired through delivery of a deed in lieu of foreclosure of the tax-exempt bonds that the Partnership held on this property. In addition, during 1997 the Partnership was repaid on one of its tax-exempt mortgage bonds. In May 1998, the Partnership sold its remaining tax-exempt bond. The Partnership acquired Littlestone at Village Green and St. Andrews at Westwood Apartments in September 1998. The purchase price paid for Village Green Apartments was $10,457,572 and for St. Andrews at Westwood Apartments was $15,792,113.

The principal sources of funds used by the Partnership to finance the acquisition of additional apartment complexes are: (i) proceeds from the issuance of tax exempt mortgage bonds secured by the Partnership's existing and/or the acquired apartment complexes, (ii) a $15 million revolving line of credit (the Line of Credit) with First National Bank of Boston (the Bank),
(iii) the net proceeds from the sale or disposition of tax-exempt bonds acquired in the merger with the Prior Partnership and (iv) the assumption of existing indebtedness on properties acquired.

The Partnership has borrowed a total of $40,205,000 through the issuance of five tax-exempt mortgage bonds. As of September 30, 1998, the aggregate outstanding principal balances of these bonds equaled $39,941,949. The principal of two of the bonds do not amortize and are due in full at maturity. Maturity dates range from November 2007 to December 2027. These bonds bear interest at rates ranging from 4.96% to 6.65% per annum. Each bond is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on the bonds are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

The Partnership has also assumed a taxable mortgage loan in connection with the acquisition of Village Green Apartments. As of September 30, 1998, the outstanding balance of this mortgage loan was $5,754,470. This mortgage loan bears interest at the rate of 7.68% per annum. In addition to interest, the loan requires monthly payments of principal through maturity on September 15, 2005.

The Line of Credit may also be drawn upon by the Partnership to provide interim financing for the acquisition of apartment complexes. The Line of Credit will expire in December 1998. The Partnership did not have any outstanding borrowings under the Line of Credit as of September 30, 1998. Any borrowings under the Line of Credit bear interest at 1/2% above the Bank's base rate (which base rate was 8.5% per annum as of September 30, 1998). Because the Partnership had no collateral pledged at September 30, 1998, the Partnership's borrowing base under the Line of Credit was zero. The Partnership may provide collateral for the Line of Credit, subject to the approval of the Bank, to change its borrowing base. The Line of Credit agreement contains various covenants, including restrictions on the total indebtedness of the Partnership and minimum debt service coverage requirements.

In May 1998, the Partnership sold its tax-exempt mortgage bond secured by Avalon Ridge Apartments in Renton, Washington. The net cash proceeds realized by the Partnership from the sale of this bond were $18,755,000.

In addition to making property acquisitions, the Partnership requires cash to pay its operating expenses and for periodic distributions to its BUC holders. On September 1, 1998, the Partnership increased the annual distribution rate from $.75 per BUC ($.0625 per month) to $.80 per BUC ($.0667) effective with the September distribution payable in October. The following table sets forth information regarding cash distributions paid to BUC holders during the periods shown:

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                           For the Nine          For the Nine
                                                                                           Months Ended          Months Ended
                                                                                         Sept. 30, 1998        Sept. 30, 1997
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                  $        .2131       $          -
	Return of capital                                                                           					.3536                 .5625
                                                                                         ---------------       ---------------
                                                                                         $        .5667        $        .5625
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .5667      $   		     .5625
                                                                                         ===============       ===============

The principal sources of cash available for the payment of expenses and distributions are: (i) net rental revenues generated by the Partnership's real estate, (ii) interest income earned on temporary investments and (iii) amounts held in the Partnership's reserves. As of September 30, 1998, the amount held by the Partnership in the reserve equaled $12,446,704. During the nine months ended September 30, 1998, a total of $877,796 ($230,856 during the quarter ended September 30, 1998) of undistributed income was added to the reserve. Future distributions to BUC holders will depend on the amount of net rental income and interest income earned the Partnership and the amount available in the reserve. The Partnership believes that the cash provided by net rental income and interest income, supplemented, if necessary, by withdraws from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. However, the Partnership currently does not anticipate entering into such arrangements for purposes of paying expenses and making distributions. However, in connection with the acquisition of additional real estate, the Partnership does expect to borrow additional amounts through the issuance of tax-exempt mortgage bonds or through the assumption of existing taxable mortgage debt. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

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

Internal property valuations and reviews performed during the nine months ended September 30, 1998, indicated that the real estate recorded on the balance sheet at September 30, 1998, required no adjustments to the current carrying amount.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                       Sept. 30, 1998     	Sept. 30, 1997           From 1997
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $    3,413,418      $    2,572,960      $    	 840,458
Mortgage bond investment income                                               			-          				 	314,348   			   	  (314,348)
Interest income on temporary cash investments                                 495,924            	 	4,684           	 491,240
                                                                       ---------------     ---------------     ---------------
                                                                            3,909,342           2,891,992         		1,017,350
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              1,614,811           1,328,263             286,548
Depreciation                                                                  614,274             508,834           	 105,440
Interest expense                                                              579,667             246,601          	  333,066
General and administrative expenses                                           352,414             342,279            	 10,135
Realized loss on disposition of mortgage bond																																				-														3,000,000										(3,000,000)
																																																																							---------------     ---------------     ---------------
                              																																													 3,161,166	          5,425,977        	 (2,264,811)
                                                                       ---------------     ---------------     ---------------
Net income                                                             $   			748,176    	  $  (2,533,985)    	$ 		 3,282,161
                                                                       ===============     ===============     ===============

                                                                         For the Nine        For the Nine            Increase
                                                                         Months Ended        Months Ended           (Decrease)
                                                                       Sept. 30, 1998       Sept. 30, 1997          From 1997
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $    9,760,354      $    6,597,118      $    3,163,236
Mortgage bond investment income                                               839,201           1,368,296            (529,095)
Contingent interest                                                              -                290,520            (290,520)
Interest income on temporary cash investments                                 883,829              33,550             850,279
                                                                       ---------------     ---------------     ---------------
                                                                           11,483,384           8,289,484           3,193,900
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              4,615,358           3,133,642           1,481,716
Depreciation                                                                1,842,821           1,319,045            	523,776
Interest expense                                                            1,621,556         	 	 793,722             827,834
General and administrative expenses                                         1,045,825             881,442             164,383
Realized loss on disposition of mortgage bond																																				-														3,000,000										(3,000,000)
                                                                       ---------------     ---------------     ---------------
                                                                            9,125,560           9,127,851          			 (2,291)
                                                                       ---------------     ---------------     ---------------
Net income                                                             $    2,357,824      $   	 (838,367)     $ 			3,196,191
                                                                       ===============     ===============     ===============

Rental income increased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997. The increase for the quarter was primarily attributable to: (i) a $560,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $24,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (iii) a $95,000 increase in rental income at Coral Point due primarily to an increase in occupancy (iv) a $86,000 increase resulting from the acquisition of The Retreat in April 1997; (v) a $61,000 increase resulting from an increase in leased space at The Exchange at Palm Bay; and (vi) a $14,000 increase in rental income at the Partnership's other properties. The increase for the nine months was primarily attributable to: (i) a $1,491,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $627,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (iii) a $569,000 increase resulting from the acquisition of The Retreat in April 1997; (iv) a $224,000 increase in rental income at Coral Point due primarily to an increase in occupancy (v) a $174,000 increase resulting from an increase in leased space at The Exchange at Palm Bay; and (vi) a $78,000 increase in rental income at the Partnership's other properties.

As a result of the May 1, 1998 sale of the tax exempt mortgage bond collateralized by Avalon Ridge and the July 1997 disposition of the tax-exempt mortgage bond secured by Jefferson Place the Partnership did not earn mortgage bond investment income during the quarter ended September 30, 1998 whereas the Partnership earned $314,348 of such income during the comparable period of 1997.

Mortgage bond investment income decreased for the nine months ended September 30, 1998, compared to the same period in 1997. The decrease is primarily attributable to: (i) a $525,000 decrease resulting from the disposition of the tax-exempt mortgage bond secured by Jefferson Place in July 1997; (ii) a $249,000 decrease resulting from the acquisition of Jackson Park Place in settlement of the mortgage bond for real estate in May 1997; partially offset by (iii) a $205,000 increase in cash flow received from the tax-exempt bond secured by Avalon Ridge which was sold on May 1, 1998.

The Partnership earned contingent interest income of $290,520 for the nine months ended September 30, 1997, in conjunction with the acquisition of Jackson Park Place in settlement of the mortgage bond in May 1997. No such income was earned for nine month period ended September 30, 1998.

Real estate operating expenses increased for the quarter ended September 30, 1998, compared to the same period in 1997. This increase is attributable to:
(i) a $206,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $25,000 increase resulting from the acquisition of The Retreat in April 1997; and (iii) a $56,000 overall increase in real estate operating expenses at the Partnerships other properties.

Excluding property tax refunds of approximately $180,000 received during the quarter ended March 31, 1997, real estate operating expenses increased $1,301,716 for the nine months ended September 30, 1998, compared to the same period in 1997. This increase is attributable to: (i) a $655,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $306,000 increase resulting from the acquisition of Jackson Park Place in May 1997; (iii) a $287,000 increase resulting from the acquisition of The Retreat in April 1997; and (iv) a $54,000 increase in real estate operating expenses at the Partnerships other properties.

Depreciation expense increased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997. The increase for the quarter is primarily attributable to the acquisition of Park Trace Apartments in October 1997. The increase for the nine months is primarily attributable to:
(i) a $321,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $129,000 increase resulting from the acquisition of Jackson Park Place in May 1997; (iii) a $67,000 increase resulting from the acquisition of The Retreat in April 1997; and (iv) a $7,000 increase in depreciation expense on the Partnership's other properties.

Interest expense increased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997. This increase is attributable to interest expense of $295,000 and $934,000 incurred for the quarter and nine months ended September 30, 1998, respectively, on bonds payable of $20,915,000 which were issued in December 1997 and interest of $170,000 and $340,000 incurred for the quarter and nine months ended September 30, 1998, on bonds payable of $13,090,000 issued in April 1998. The increase in interest expense for the quarter was partially offset by a decrease in interest of $132,000 due primarily to the reduction of the average amount borrowed by the Partnership on its Line of Credit used to acquire new properties. Contributing to the increase for the nine months ended September 30, 1998, compared to the same period in 1997, was an increase in interest expense of $46,000 incurred on bonds payable issued in March 1997 which was partially offset by a decrease of $492,000 in interest expense on the Partnership's Line of Credit.

Interest income on temporary cash investments increased for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 due primarily to an increase in the average reserve balance. Additions made to the Partnership reserves during 1997 and 1998 were attributable primarily to the temporary investment of proceeds from the offerings of multifamily housing revenue refunding bonds and proceeds received from the disposition of the Avalon Ridge mortgage bond.

General and administrative expenses for the quarter were essentially unchanged from those incurred during the same period of 1997. The increase in general and administrative expenses for the nine months ended September 30, 1998, compared to the same period in 1997 is primarily due to: (i) an increase of approximately $86,000 in administrative fees resulting from the acquisition of additional properties during 1997 and (ii) net increases of approximately $78,000 in other general and administrative expenses.

During the quarter and nine months ended September 30, 1997, the Partnership realized a $3,000,000 loss on the disposition of its tax-exempt mortgage bond secured by Jefferson Place.

Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First Companies L.L.C., the parent company of its general partner ("America First"). In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. Some or all of these systems and equipment may be affected by the inability of certain computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. America First has adopted a plan to deal with this so-called "Year 2000 problem" with respect to its information technology ("IT") systems, non-IT systems and third party business relationships.

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by March 31, 1999. America First believes any Year 2000 problems relating to its IT systems will resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by mid-1999.

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.

Costs

All of the IT systems and non-IT systems used to conduct the Partnership's business operations are owned or leased by America First. Under the terms of its partnership agreement, neither America First nor the Partnership's general partner may be reimbursed by the Partnership for expenses associated with their computer systems or other business equipment. Therefore, the costs associated with the identification, remediation and testing of America First's IT and non-IT systems will be paid by America First rather than the Partnership. The Partnership will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties. However, the Partnership's share of the costs associated with these activities is expected to be insignificant. Accordingly, the costs associated with addressing the Partnership's Year 2000 issues are not expected to have a material effect on the Partnership's results of operations, financial position or cash flow.

Year 2000 Risks

The Partnership's general partner believes that the most reasonably likely worst-case scenario will be that one or more of the third parties with which it has a material business relationship will not have successfully dealt with its Year 2000 issues and, as a result, is unable to provide services or otherwise perform its obligations to the Partnership. For example, if the Partnership's transfer and paying agent experiences Year 2000-related difficulties, it may cause delays in making distributions to BUC holders or in the processing of trading of BUCs. It is also possible that one or more of the IT and non-IT systems of America First will not function correctly, and that such problems may make it difficult to conduct necessary accounting and other record keeping functions for the Partnership. However, based on currently available information, the general partner does not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by America First in connection with the operation of the Partnership's business.

Contingency Plans

Because of the progress which America First has made toward achieving Year 2000 readiness, the Partnership has not made any specific contingency plans with respect to the IT and non-IT systems of America First. In the event of a Year 2000 problem with its IT system, America First may be required to manually perform certain accounting and other record-keeping functions. America First plans to terminate the Partnership's relationships with material third party service providers that are not able to represent to America First that they will be able to successfully resolve their material Year 2000 issues in a timely manner. However, the Partnership will not be able to terminate its relationships with certain third parties, who may experience Year 2000 problems. The Partnership has no specific contingency plans for dealing with Year 2000 problems experienced with these third parties.

All forecasts, estimates or other statements in this report relating to the Year 2000 readiness of the Partnership and its affiliates are based on information and assumptions about future events. Such "forward-looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. Important factors upon which the Partnership's Year 2000 forward-looking statements are based include, but are not limited to, (a) the belief of America First that the software used in IT systems is already able to correctly read and interpret dates after December 31, 1999 and will require little or any remediation; (b) the ability to identify, repair or replace mission critical non-IT equipment in a timely manner, (c) third parties' remediation of their internal systems to be Year 2000 ready and their willingness to test their systems interfaces with those of America First, (d) no third party system failures causing material disruption of telecommunications, data transmission, payment networks, government services, utilities or other infrastructure, (e) no unexpected failures by third parties with which the Partnership has a material business relationship and (f) no material undiscovered flaws in America First's Year 2000 testing process.

Forward Looking Statements

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

              10(a) Settlement Agreement among the Registrant and Jackson Park
                    Place, Artel Farms, Inc., and David A. Dyck dated April
                    11, 1997 (incorporated herein by reference to Form 10-Q
                    dated September 30, 1997 filed pursuant to Section 13 or
																			 15(d) of the Securities Exchange Act of 1934 by America
																			 First Apartment Investors, L.P. (Commission File No.
																				0-20737)).

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

              10(f) $1,385,000 Promissory Note, dated April 2, 1998, from
                    Arizona Coral Point Apartments Limited Partnership to The
                    Industrial Development authority of the county of Maricopa
                    (Coral Point Apartments Project) Series 1998A and 1998B.
                    (incorporated herein by reference to Form 10-Q dated
																			 June	30, 1998 filed pursuant to Section 13 or 15(d) of the
																				Securities Exchange Act of 1934 by America First Apartment
																				Investors, L.P. (Commission File No. 0-20737))

              10(f) $11,705,000 Promissory Note, dated April 2, 1998, from
                    Arizona Coral Point Apartments Limited Partnership to The
                    Industrial Development authority of the county of Maricopa
                    (Coral Point Apartments Project) Series 1998A and 1998B.
                    (incorporated herein by reference to Form 10-Q dated
																			 June	30, 1998 filed pursuant to Section 13 or 15(d) of the
																				Securities Exchange Act of 1934 by America First Apartment
																				Investors, L.P. (Commission File No. 0-20737))

              10(g) Loan Agreement, dated March 1, 1998, between The
                    Industrial Development Authority of the County of Maricopa
                    and Arizona Coral Point Apartments Limited Partnership
                    (Coral Point Apartments Project) Series 1998A and 1998B.
                    (incorporated herein by reference to Form 10-Q dated
																			 June	30, 1998 filed pursuant to Section 13 or 15(d) of the
																				Securities Exchange Act of 1934 by America First Apartment
																				Investors, L.P. (Commission File No. 0-20737))

              10(h) Indenture of Trust, dated March 1, 1998, between The
                    Industrial Development Authority of the County of Maricopa
                    and UMB Bank, N.A. (Coral Point Apartments Project) Series
                    1998A and 1998B.  (incorporated herein by reference to Form
																			 10-Q dated June	30, 1998 filed pursuant to Section 13 or
																				15(d) of the	Securities Exchange Act of 1934 by America
																				First Apartment Investors, L.P. (Commission File No.
																				0-20737))

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

Dated:  November 13, 1998     AMERICA FIRST APARTMENT INVESTORS, L.P.

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