Form 10-K405
period 1998-12-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 1999-03-31
CIK 1011585

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998

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

	    The aggregate market value of the BUCs on March 16, 1999, based upon the final sales price per BUC reported in The Wall Street Journal on March 17,
1999, was $48,064,545.

	                     DOCUMENTS INCORPORATED BY REFERENCE

	                                   None

                               TABLE OF CONTENTS

	                                                                          Page

	                                   PART I

Item  1. Business	                                                           1
Item  2. Properties	                                                         2
Item  3. Legal Proceedings	                                                  4
Item  4. Submission of Matters to a Vote of Security Holders	                4

	                                   PART II

Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters	                                                4
Item  6. Selected Financial Data	                                            5
Item  7. Management's Discussion and Analysis of Financial Condition
	        and Results of Operations	                                          6
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         17
Item  8. Financial Statements and Supplementary Data	                       17
Item  9. Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                              17

	                                  PART III

Item 10.  Directors and Executive Officers of the Registrant	               18
Item 11.  Executive Compensation	                                           19
Item 12.  Security Ownership of Certain Beneficial Owners and Management	   19
Item 13.  Certain Relationships and Related Transactions	                   19

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	  20

SIGNATURES	                                                                 40

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

     After completion of the offering of its BUCs in 1986, the Prior Partnership acquired nine tax-exempt mortgage bonds with an aggregate principal amount of $90,765,000. These tax-exempt bonds were issued by various state and local authorities to provide construction and permanent financing of eight multifamily housing properties and one commercial property located in eight states. The Prior Partnership subsequently acquired five of the properties through foreclosure or deed in lieu of foreclosure or through the acquisition of an indirect ownership interest. The Prior Partnership also acquired an additional multifamily property which is adjacent to one of the foreclosed properties that was originally intended to be part of a consolidated property. These properties, along with three mortgage bonds, were acquired by the Partnership in connection with the Merger. The other mortgage bond was repaid by the borrower in 1988. Since the Merger, the Partnership acquired seven additional multifamily housing properties, one in 1996, two in 1997 and four in 1998. In addition, in 1997, the Partnership also acquired a property through a deed in lieu of foreclosure on one of its tax-exempt mortgage bonds. As of December 31, 1998, these properties had a depreciated cost of $99,915,375. A description of the real estate acquired by the Registrant appears in Note 5 of the Notes to the Financial Statements filed in response to Item 8 hereof. For further information regarding these properties, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Of the three mortgage bonds acquired by the Partnership in connection with the Merger, one property was deeded to the Partnership in lieu of foreclosure on the mortgage bond and the other two mortgage bonds were prepaid to the Partnership, one each in 1997 and 1998.

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

     In each city in which the properties financed or owned by the Registrant are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

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

	    Item 2.  Properties.  Properties owned by the Registrant at December 31,
1998 are described in the following table:

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
Covey at Fox Valley         			Aurora, IL                  216             948      $    9,256,819
The Park at Fifty Eight     			Chattanooga, TN             196             876           3,504,471
Shelby Heights              			Bristol, TN                 100             980           2,551,929
Coral Point                 			Mesa, AZ                    336             780           9,591,276
Park at Countryside         			Port Orange, FL             120             720           3,073,365
The Retreat                 			Atlanta, GA                 226             855           8,661,246
Jackson Park Place          			Fresno, CA                  296             822          11,479,418
Park Trace Apartments			       Norcross, GA                260             806          13,519,875
Littlestone at Village Green			Gallatin, TN																200													987										10,457,086
St. Andrews at Westwood								Orlando, FL																	259													836										15,723,805
Hunt	Apartments																Oklahoma City, OK											216													693											7,601,098
Greenbriar Apartments										Tulsa, OK																			120													666											4,305,786
                                                       --------                     ---------------
                                                         2,545                          99,726,174
                                                       ========
The Exchange at Palm Bay            Palm Bay, FL        72,002 (1)                       4,223,242
                                                       ========                     ---------------
                                                                                    $  103,949,416
                                                                                    ===============

(1) Represents square feet.

     Depreciation is taken on each property acquired on a straight-line basis over the estimated useful life of the properties (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay).

     The average annual occupancy rate and average effective rental rate per unit or per square foot for each of the properties for each of the last five years are listed in the following table. Information prior to the dates the properties were acquired by the Registrant is not available to the Registrant and accordingly is not presented in the table.

                                                       1998         1997         1996         1995         1994
                                                  ----------   ----------   ----------   ----------   ----------
 COVEY AT FOX VALLEY
 Average Occupancy Rate                                 	95%										94%          95%           94%          95%
 Average Effective Annual Rental Per Unit            	$8,721							$8,691       $8,574        $8,057       $7,782

 THE PARK AT FIFTY EIGHT
 Average Occupancy Rate                                 	95%									 97%          96%           97%          96%
 Average Effective Annual Rental Per Unit           	 $4,940							$4,880       $4,774        $4,937       $4,768

 SHELBY HEIGHTS
 Average Occupancy Rate                                  95%										92%          92%           95%          97%
 Average Effective Annual Rental Per Unit             $5,814							$5,649       $5,653        $5,611       $5,601

 CORAL POINT
 Average Occupancy Rate                                 	96%									 94%          96%           96%          97%
 Average Effective Annual Rental Per Unit            	$6,157						 $5,966       $5,825        $5,537       $5,183

 THE EXCHANGE AT PALM BAY
 Average Occupancy Rate                                 	80%									 65%          56%           43%          39%
 Average Effective Annual Rental Per Square Foot    			$7.07					  $ 5.85       $ 4.89        $ 3.52       $ 3.27

 PARK AT COUNTRYSIDE
 Average Occupancy Rate                                 	98%									 97%  			     N/A	(1)       N/A          N/A
 Average Effective Annual Rental Per Unit            	$6,426						 $6,086          N/A           N/A          N/A

 JACKSON PARK PLACE
 Average Occupancy Rate                                 	97%										93%          93%           96%          95%
 Average Effective Annual Rental Per Unit            	$5,891						 $5,631       $5,703        $5,773       $5,585

 THE RETREAT
 Average Occupancy Rate                                 	97%									 94% (2)      N/A           N/A          N/A
 Average Effective Annual Rental Per Unit            	$7,044						 $6,403          N/A           N/A          N/A

 PARK TRACE APARTMENTS
 Average Occupancy Rate                                	 93%									 86% (3)      N/A           N/A          N/A
 Average Effective Annual Rental Per Unit          	  $6,953						 $6,717          N/A           N/A          N/A

	LITTLESTONE AT VILLAGE GREEN
	Average Occupancy Rate                                 	93%(4)						 N/A          N/A           N/A          N/A
 Average Effective Annual Rental Per Unit            	$1,887						 			N/A          N/A           N/A          N/A

 ST. ANDREWS AT WESTWOOD APARTMENTS
	Average Occupancy Rate                                 	96%(5)						 N/A          N/A           N/A          N/A
 Average Effective Annual Rental Per Unit            	$2,337						 			N/A          N/A           N/A          N/A

 THE HUNT APARTMENTS
	Average Occupancy Rate                                 	96%(6)						 N/A          N/A           N/A          N/A
 Average Effective Annual Rental Per Unit            			$224						 			N/A          N/A           N/A          N/A

 GREENBRIAR APARTMENTS
	Average Occupancy Rate                                 	96%(6)						 N/A          N/A           N/A          N/A
 Average Effective Annual Rental Per Unit            			$267						 			N/A          N/A           N/A          N/A


	(1) Property was acquired on December 30, 1996.

	(2) Based on information from April 10, 1997, the date of acquisition, through
					December 31, 1997.

	(3) Based on information from October 24, 1997, the date of acquisition,
					through December 31, 1997.

	(4) Based on information from September 30, 1998, the date of acquisition,
				 through December 31, 1998.

	(5) Based on information from September 18, 1998, the date of acquisition,
					through December 31, 1998.

	(6) Occupancy rate at December 31, 1998. (Property was acquired on December
					17, 1998)

     In the opinion of the Partnership's management, each of the properties owned by the Partnership is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in
Item 1 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of the fiscal year ended December 31,
1998, to a vote of the Registrant's security holders.


	                                   PART II

	    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

	    (a)	Market Information.  The BUCs trade on the NASDAQ Stock Market under the trading symbol "APROZ".  The following table sets forth the high and low final sale prices for the BUCs for each quarterly period from January 1, 1997, through December 31, 1998.


               1997			                                 High           Low
           -----------                              ---------      ---------
           1st Quarter                              $ 9-1/2        $ 8-5/8
           2nd Quarter                              $ 9-3/8        $ 8-3/4
           3rd Quarter                              $ 9-7/8        $ 8-7/8
           4th Quarter				                          $10-1/2        $ 9-3/8

               1998                    		              High  		       Low
          	-----------			                           ---------      ---------
           1st Quarter                              $11-3/8    	   $ 9-3/4
           2nd Quarter                              $10-3/4	       $ 9-1/8
           3rd Quarter                              $10-1/2        $ 9-1/8
           4th Quarter				                          $10-1/4        $ 8-1/2


(1)


	    (b)	BUC Holders.  The approximate number of BUC holders on December 31,
1998, was 2,855.

	    (c)	Distributions.  Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1998, and December 31, 1997, equaled $3,996,688 and $3,909,126, respectively. The cash distributions paid per BUC during the fiscal years ended December 31, 1998, and December 31, 1997, were as follows:

	                                                       Per BUC
	                                          Year Ended            Year Ended
                                       December 31, 1998		   December 31, 1997
                                       -----------------     -----------------
Income			                              $          .2464      $           -
Return of Capital			                              .5203	                .7500
                                       -----------------     -----------------
Total			                               $          .7667      $          .7500
                                       =================     =================

	    See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1999 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership which includes the financial data of America First Apartment Investors, L.P. from August 20, 1996 (the Merger Date), through December 31, 1998, and America First Tax Exempt Fund 2 Limited Partnership for periods prior to the Merger Date. The information set forth below should be read in conjunction with the consolidated and combined Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the        For the	    	  For the      		For the      		For the
		                                                       Year Ended	   	Year Ended 		  Year Ended	 	  Year Ended	   	Year Ended
                                                    		Dec. 31, 1998		Dec. 31, 1997		Dec. 31, 1996		Dec. 31, 1995		Dec. 31, 1994
                                                      -------------  -------------  -------------  -------------  -------------
Rental income		                                       $  14,136,286		$		9,511,041   $  5,763,648 		$  5,116,073   $		4,949,664
Mortgage bond investment income                     	 						839,201		 	 1,611,956   	  2,107,486 	 	  2,234,610 	 	  2,452,200
Contingent interest                                        				-										290,520           -              -              -
Interest income on temporary cash investments		             919,767								35,532         51,557 		      55,720 		      37,303
Real estate operating expenses		                        	(6,674,248)			(4,514,450)    (3,047,804)		  (2,359,827)		  (2,397,067)
Depreciation		                                          	(2,712,145)			(1,897,586)    (1,165,059)		  (1,197,490)  		(1,183,588)
Interest expense                                        	(2,352,767)			(1,132,494)      (118,382)          -              -
Realized loss on disposition of mortgage bond           							-							(3,000,000)          -              -              -
General and administrative expenses		                   	(1,421,998)			(1,263,054)    (1,146,709)	    	(792,300)    		(689,987)
                                                      -------------  -------------  -------------  -------------  -------------
Net income (loss)                                     $   2,734,096		$			(358,535)  $  2,444,737 	 $  3,056,786 	 $  3,168,525
                                                      =============  =============  =============  =============  =============
Net income (loss), basic and diluted, per
   Beneficial Unit Certificate (BUC)                  $       		.51		$							(.08)  $        .46 	 $        .57 	 $        .60
                                                      =============  =============  =============  =============  =============
Total cash distributions paid or accrued per BUC	     $      	.7667		$						.7500   $      .7500	  $      .7500 	 $      .7500
                                                      =============  =============  =============  =============  =============
Investment in real estate, net of accumulated
   depreciation (and	valuation allowance	for
   years 1995 and prior)                              $ 	99,915,375		$		64,267,471   $ 30,199,846 	 $ 25,890,570 	 $	26,770,652
                                                      =============  =============  =============  =============  =============
Investment in tax-exempt mortgage bonds               $ 							-					$	13,006,526   $ 31,566,526 	 $ 31,566,526 	 $	31,566,526
                                                      =============  =============  =============  =============  =============
Total assets	                                         $ 121,518,386		$		87,123,522   $	64,923,401 	 $ 59,630,449 	 $ 60,520,431
                                                      =============  =============  =============  =============  =============
Bonds and mortgage notes payable                      $ 	56,600,662		$		27,035,000   $  2,750,000   $       -      $       -
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's principal capital resources at December 31, 1998 consisted of twelve apartment complexes and one office/warehouse facility which had a combined depreciated cost of $99,915,375 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of December 31, 1998:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            286             97%
Covey at Fox Valley                    Aurora, IL                                          216            195             90%
The Park at Fifty Eight                Chattanooga, TN                                     196            184             94%
Shelby Heights                         Bristol, TN                                         100             92             92%
Coral Point                            Mesa, AZ                                            336            319             95%
Park at Countryside                    Port Orange, FL                                     120            117             98%
The Retreat                            Atlanta, GA                                         226            221             98%
Park Trace Apartments                  Norcross, GA                                        260            235             90%
Littlestone at Village Green											Gallatin, TN																																								200												182													91%
St. Andrews at Westwood	Apartments					Orlando, FL																																									259												240													93%
The Hunt Apartments																				Oklahoma City, OK																																			216												208													96%
Greenbriar Apartments																		Tulsa, OK																																											120												115													96%
                                                                                     ----------     ----------     -----------
                                                                                         2,545          2,394             94%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                                     72,002(1)    41,875(1)          		58%
                                                                                     ==========     ==========     ===========

(1) Represents square feet.

Five of the apartment complexes and the office/warehouse facility were acquired by the Partnership through a merger with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership) on August 20, 1996. The Partnership also acquired three tax-exempt mortgage bonds secured by additional apartment complexes as a result of the merger. The total principal balance of these bonds equaled $40,315,000. During 1997, the Partnership acquired The Retreat, Park Trace Apartments and Jackson Park Place Apartments. Jackson Park Place Apartments was acquired through delivery of a deed in lieu of foreclosure of the tax-exempt bonds that the Partnership held on this property. In addition, during 1997 the Partnership was repaid on one of its tax-exempt mortgage bonds. In May 1998, the Partnership sold its remaining tax-exempt bond. The Partnership acquired four additional properties in 1998. Littlestone at Village Green and St. Andrews at Westwood Apartments were acquired in September 1998 for $10,563,778 and $15,875,081, respectively. The Hunt Apartments and Greenbriar Apartments were acquired in December 1998 for $7,611,832 and $4,311,310, respectively.

The principal sources of funds used by the Partnership to finance the acquisition of additional apartment complexes are: (i) proceeds from the issuance of tax exempt mortgage bonds secured by the Partnership's existing and/or the acquired apartment complexes, (ii) the net proceeds from the sale or disposition of tax-exempt bonds acquired in the merger with the Prior Partnership and (iii) the assumption of existing indebtedness on properties acquired.

The Partnership has borrowed a total of $40,205,000 through the issuance of five tax-exempt mortgage bonds. As of December 31, 1998, the aggregate outstanding principal balances of these bonds equaled $39,896,598. The principal of two of the bonds do not amortize and are due in full at maturity. Maturity dates range from November 2007 to December 2027. These bonds bear interest at rates ranging from 4.96% to 6.65% per annum. Each bond is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on the bonds are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

The Partnership has also assumed a taxable mortgage loan in connection with the acquisition of Village Green Apartments. As of December 31, 1998, the outstanding balance of this mortgage loan was $5,729,064. This mortgage loan bears interest at the rate of 7.68% per annum. In addition to interest, the loan requires monthly payments of principal through maturity on September 15, 2005. In connection with the acquisition of The Hunt Apartments and Greenbriar Apartments, the Partnership assumed tax-exempt mortgage loans. As of December 31, 1998, the aggregate outstanding balance of these mortgage loans was $10,975,000. The mortgage loans bear interest at floating rates which were 4.00% and 4.15% at December 31, 1998. The mortgage loan on The Hunt Apartments matures on April 1, 2020 and the mortgage loan on Greenbriar Apartments matures on March 15, 2005.

In May 1998, the Partnership sold its tax-exempt mortgage bond secured by Avalon Ridge Apartments in Renton, Washington. The net cash proceeds realized by the Partnership from the sale of this bond were $18,755,000.

In addition to making property acquisitions, the Partnership requires cash to pay its operating expenses and for periodic distributions to its BUC holders. On September 1, 1998, the Partnership increased the annual distribution rate from $.75 per BUC ($.0625 per month) to $.80 per BUC ($.0667) effective with the September distribution payable in October. The following table sets forth information regarding cash distributions paid to BUC holders during the years shown:


                                                                          For the               For the               For the
                                                                       Year Ended            Year Ended            Year Ended
                                                                    Dec. 31, 1998         Dec. 31, 1997         Dec. 31, 1996
                                                                   ---------------       ---------------       ---------------
Regular monthly distributions
	Income                                                            $								.2464								$         -           $        .5272
	Return of capital                                                          .5203																	.7500                 .2228
                                                                   ---------------       ---------------       ---------------
                                                                   $        .7667								$								.7500        $        .7500
                                                                   ===============       ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow             $        .7667								$								.7500        $        .7500
                                                                   ===============       ===============       ===============

The principal sources of cash available for the payment of expenses and distributions are: (i) net rental revenues generated by the Partnership's real estate, (ii) interest income earned on temporary investments and (iii) amounts held in the Partnership's reserves. As of December 31, 1998, the amount held by the Partnership in the reserve equaled $6,238,941. During the year ended December 31, 1998, $1,374,001 of undistributed income was added to the reserve. Future distributions to BUC holders will depend on the amount of net rental income and interest income earned the Partnership and the amount available in the reserve. The Partnership believes that the cash provided by net rental income and interest income, supplemented, if necessary, by withdraws from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. However, the Partnership currently does not anticipate entering into such arrangements for purposes of paying expenses and making distributions. However, in connection with the acquisition of additional real estate, the Partnership does expect to borrow additional amounts through the issuance of tax-exempt mortgage bonds or through the assumption of existing taxable mortgage debt. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

Asset Quality

It is the policy of the Partnership to make a periodic review of its real estate, and adjust, when necessary, the carrying value of such real estate. Each real estate property held by the Partnership is recorded at the lower of cost or net realizable value.

The fair value of all real estate owned by the Partnership is based on management's best estimate of the net realizable value of the properties which may vary from the ultimate value realized from these properties. The fair value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The carrying value of each real estate property owned by the Partnership is adjusted when there are significant declines in the estimated net realizable value.

Based on the foregoing methodology, valuation and reviews performed during 1998 indicated that the carrying value of the Partnership's real estate recorded on the balance sheet at December 31, 1998, required no adjustment.

The following sets forth certain information regarding the real estate owned by the Partnership:

Jackson Park Place

Jackson Park Place Apartments, located in Fresno, California, had an average occupancy rate of 97% during 1998 compared to 93% in 1997. This property generated net cash flow of $907,000 in 1998 compared to $505,000 in 1997 (subsequent to its acquisition in May 1997). Tax-exempt refunding bonds collateralized by this property were issued in December 1997 and bear interest at an effective rate of 5.8%. Debt service payments on the bonds totaled $598,840 during 1998. The bonds had a principal balance of $8,396,598 at December 31, 1998. The last principal payment is due on December 1, 2027.

Covey at Fox Valley

Covey at Fox Valley Apartments, located in Aurora, Illinois, had an average occupancy rate of 95% during 1998 compared to 94% during 1997. This property generated net cash flow of $1,082,000 in 1998 compared to $1,246,000 in 1997. Excluding property tax refunds of approximately $180,000 received in 1997, net cash flow generated in 1998 was $16,000 or 1.5% higher than in 1997. Tax-exempt refunding bonds collateralized by this property and Park Trace Apartments were issued in December 1997 and bear interest at an effective rate of 5.3%. The $12,410,000 principal amount of the bonds does not amortize over its term. Debt service on these bonds totaled $586,476 in 1998. The bonds have a mandatory redemption date of November 1, 2007.

The Park at Fifty Eight

The Park at Fifty Eight Apartments, located in Chattanooga, Tennessee, had an average occupancy rate of 95% during 1998 compared to 97% during 1997. This property generated net cash flow, excluding debt service, of $350,000 in 1998 compared to $420,000 in 1997. The $70,000 decrease in net cash flow is primarily attributable to a $50,000 increase in real estate taxes and a $45,000 increase in other real estate operating expenses which was partially offset by a $25,000 increase in rental revenue resulting primarily from an increase in rental rates. In May 1996, tax-exempt refunding bonds, with a total principal balance of $2,750,000 and collateralized by this property were issued. The bonds bear interest at an effective rate of 6.65%. Debt service on these bonds totaled $225,345 in 1998. At December 31, 1998, the remaining principal balance of the bonds was $2,620,000. The final principal payment is due on March 1, 2021.

Shelby Heights

Shelby Heights Apartments, located in Bristol, Tennessee, had an average occupancy rate of 95% during 1998 compared to 92% in and 1997. This property generated net cash flow, excluding debt service, of approximately $350,000 in 1998 compared to $313,000 in 1997. The $37,000 or 11.8% increase in net cash flow is primarily attributable to an increase in rental revenue resulting from the 3% increase in average occupancy. Tax-exempt refunding bonds collateralized by this property and Park at Countryside were issued in March 1997 and bear interest at an effective rate of 6.1%. Debt service on the bonds totaled $273,890 in 1998. The bonds had a remaining principal balance of $3,380,000 at December 31, 1998. The final principal payment is due on March 1, 2022.

Coral Point

Coral Point, located in Mesa, Arizona, had an average occupancy rate of 96% during 1998 compared to 94% during 1997. This property generated net cash flow, excluding debt service of $1,188,000 in 1998 compared to $1,103,000 in 1997. The $85,000 or 7.7% increase in net cash flow is primarily attributable to an increase in rental revenue resulting from the 2% increase in average occupancy and an increase in rental rates. Tax-exempt refunding bonds collateralized by this property and St. Andrews at Westwood Apartments were issued in April 1998 and bear interest at an effective rate of 4.96%. The $13,090,000 principal amount of the bonds does not amortize over its term.
The bonds have a mandatory redemption date of March 1, 2008. Debt service on the bonds totaled $325,016 in 1998.

Park at Countryside

Park at Countryside, located in Port Orange, Florida had an average occupancy of rate of 98% in 1998 compared to 97% in 1997. The property generated net cash flow, excluding debt service, of $396,000 in 1998 compared to $257,000 in 1997. The $139,000 or 54% increase in net cash flow is attributable to a $71,000 increase in rental revenue due to a slight increase in average occupancy combined with a $68,000 decrease in operating expenses, primarily taxes and insurance. Tax-exempt refunding bonds collateralized by this property and Shelby Heights were issued in March 1997 and bear interest at an effective rate of 6.1%. Debt service on the bonds totaled $273,890 in 1998. The bonds had a remaining principal balance of $3,380,000 at December 31, 1998. The final principal payment is due on March 1, 2022.

The Retreat

The Retreat, located in Atlanta, Georgia, had an average occupancy rate of 97% in 1998 compared to 94% in 1997 (subsequent to its acquisition in April, 1997). The property generated net cash flow of $895,000 in 1998 compared to $630,000 in 1997, subsequent to its acquisition. This property collateralized certain tax-exempt refunding bonds that were issued July 30, 1997 by Jefferson Place, L.P.. The bonds had a principal balance of $11,985,000 at December 31, 1998.

Park Trace Apartments

Park Trace Apartments, located in Norcross, Georgia, had an average occupancy of 93% in 1998 compared to 86% in 1997 (subsequent to its acquisition in October, 1997). The property generated net cash flow excluding debt service, of $1,051,000 in 1998, compared to $194,000 in 1997, subsequent to its acquisition. Tax-exempt refunding bonds, collateralized by this property and Covey at Fox Valley, were issued in December 1997 and bear interest at an effective rate of 5.3%. Debt service on these bonds totaled $586,476 in 1998. The bonds have a mandatory redemption date of November 1, 2007.

The Exchange at Palm Bay

The Exchange at Palm Bay, located in Palm Bay, Florida, is an office/warehouse facility. This property continues to experience low occupancy due to the large amount of similar commercial real estate in the surrounding area. The property's average leased space was 80% in 1998 compared to 65% in 1997. The property generated operating cash flow of approximately $452,000 in 1998 compared to $244,000 in 1997. The increase in cash flow is a direct result of the increase in average occupancy.

Littlestone at Village Green

Littlestone at Village Green, located in Gallatin, TN, was acquired by the Partnership on September 18, 1998. From the date of acquisition through December 31, 1998, the property had an average occupancy rate of 93% and generated net cash flow, excluding debt service on the mortgage note assumed by the Partnership of $236,000. The mortgage note payable matures on September 15, 2005 and bears interest at 7.68%.  The mortgage note
payable had a principal balance of $5,729,064 at December 31, 1998.   Debt
service on the mortgage note payable was $ 117,316 in 1998.

St. Andrews at Westwood Apartments

St. Andrews at Westwood Apartments, located in Orlando, FL, was acquired by the Partnership on September 30, 1998. From the date of acquisition through December 31, 1998, the property had an average occupancy rate of 96% and generated net cash flow, excluding debt service, of $387,000.
Tax-exempt refunding bonds, collateralized by this property and Coral Point, were issued in April 1998 and bear interest at 4.96%. The $13,090,000 principal amount of the bonds does not amortize over its term. The bonds have a mandatory redemption date of March 1, 2008. Debt service on the bonds totaled $325,016 in 1998.

The Hunt Apartments

The Hunt Apartments, located in Oklahoma City, OK, was acquired by the Partnership on December 17, 1998. The property had an occupancy rate of 96% at December 31, 1998. From the date of acquisition through December 31, 1998, the property generated net cash flow, excluding debt service on the mortgage note assumed by the Partnership, of $47,000. The $6,930,000 mortgage note payable does not amortize over its term. The mortgage note payable matures on April 1, 2020 and bears interest at a floating rate, which rate was 4.00% on December 31,1998. No debt service payments were made during 1998.

Greenbriar Apartments

Greenbriar Apartments, located in Tulsa, OK, was acquired by the Partnership on December 17, 1998. The property had an occupancy rate of 96% at December 31, 1998. From the date of acquisition through December 31, 1998, the property generated net cash flow, excluding debt service on the mortgage note assumed by the Partnership, of $31,000. The $4,045,000 mortgage note payable does not amortize over its term. The mortgage note payable matures on March 15, 2005 and bears interest at a floating rate, which rate was 4.15% on December 31,1998. No debt service payments were made during 1998.

Results of Operations

The tables below compare the results of operations for each year shown. The results of operations for 1996 include the combined accounts of the Partnership from August 20, 1996 (the Merger Date), through December 31, 1996, and the accounts of the Prior Partnership from January 1, 1996, until the Merger Date.

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $   14,136,286 					$				9,511,041      $    5,763,648
Mortgage bond investment income                                        	    		839,201											1,611,956      	    2,107,486
Contingent interest                                                           			-																290,520                -
Interest income on temporary cash investments                                 919,767 													35,532              51,557
                                                                       ---------------     ---------------     ---------------
                                                                          	15,895,254										11,449,049           7,922,691
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              6,674,248											4,514,450           3,047,804
Depreciation                                                                2,712,145											1,897,586           1,165,059
Interest expense                                                            2,352,767											1,132,494             118,382
Realized loss on disposition of mortgage bond                               					-														3,000,000                -
General and administrative expenses                                         1,421,998											1,263,054           1,146,709
                                                                       ---------------     ---------------     ---------------
                                                                           13,161,158										11,807,584           5,477,954
                                                                       ---------------     ---------------     ---------------
Net income (loss)                                                      $    2,734,096						$					(358,535)     $    2,444,737
                                                                       ===============     ===============     ===============

                                                                             Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                            From 1997           From 1996
                                                                       ---------------     ---------------
Rental income                                                          $   	4,625,245						$			 3,747,393
Mortgage bond investment income                                        	    	(772,755)											(495,530)
Contingent interest                                                          (290,520)												290,520
Interest income on temporary cash investments                                 884,235													(16,025)
                                                                       ---------------     ---------------
                                                                            4,446,205											3,526,358
                                                                       ---------------     ---------------
Real estate operating expenses                                             	2,159,798											1,466,646
Depreciation                                                                		814,559												 732,527
Interest expense                                                          		1,220,273										 1,014,112
Realized loss on disposition of mortgage bond                              (3,000,000)									 3,000,000
General and administrative expenses                                          	158,944												 116,345
                                                                       ---------------     ---------------
                                                                            1,353,574											6,329,630
                                                                       ---------------     ---------------
Net income (loss)                                                      $   	3,092,631						$			(2,803,272)
                                                                       ===============     ===============

Rental income increased $4,625,245 from 1997 to 1998. This increase was primarily attributable to: (i) an increase of $1,600,000 for Park Trace due to the acquisition of Park Trace Apartments in October 1997 as well as an increase in occupancy; (ii) an increase of $672,000 for Jackson Park Place due primarily to the acquisition of the property in settlement of the mortgage bond secured by this property in May 1997 and an increase in average occupancy; (iii) a $637,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (iv) an increase of $551,000 for The Retreat due primarily to the acquisition of this property in April 1997; (v) a $394,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (vi) an increase of $312,000 for Coral Point due primarily to an increase in occupancy; (vii) a $190,000 increase for the Exchange at Palm Bay due to an increase in average leased space; (viii) an increase of $120,000 in rental income at the Partnership's other properties;
(ix) an increase of $79,000 from Covey at Fox Valley due to a slight increase in the average occupancy rate and rental rate increases and (x) a $70,000 increase resulting from the acquisition of The Hunt Apartments and Greenbriar Apartments in December 1998.

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

Mortgage bond investment income decreased $772,755 from 1997 to 1998. During 1998, the Partnership earned mortgage bond investment income of $839,201 on its only remaining tax-exempt mortgage bond which was collateralized by Avalon Ridge. Interest earned in 1998 represented current and a portion of past due base interest. Such mortgage bond was sold on May 1, 1998. During 1997, the Partnership earned mortgage bond investment income on three tax-exempt mortgage bonds, two of which were owned by the Partnership for a partial year. During 1997, the Partnership earned mortgage bond investment income of approximately $838,000 on Avalon Ridge and approximately $774,000 on the two mortgage bonds it owned for a partial year.

Mortgage bond investment income decreased $495,530 from 1996 to 1997. The decrease was primarily attributable to: (i) a $496,000 decrease resulting from the acquisition of Jackson Park Place in settlement of the mortgage bond for real estate in May 1997; and (ii) a $395,000 decrease resulting primarily from the disposition of the Jefferson Place mortgage bond in July 1997. These decreases in investment income were partially offset by a $395,000 increase in cash flow received from the tax-exempt bond secured by Avalon Ridge which paid interest on a modified cash basis. The increase in net cash flow received from Avalon Ridge was due primarily to an increase in average occupancy and rental rate increases from 1996 to 1997.

During 1997, the Partnership earned contingent interest income of $290,520 on its investment in a tax-exempt mortgage bond collateralized by Jackson Park Place. No such income was earned in 1998 or 1996.

Interest income on temporary cash investments increased $884,235 from 1997 to 1998 due primarily to an increase in the average reserve balance. Additions made to the Partnership reserves during 1997 and 1998 were attributable primarily to the temporary investment of proceeds from the offerings of multifamily housing revenue refunding bonds and proceeds received from the disposition of the Avalon Ridge mortgage bond.

Interest income on temporary cash investments decreased $16,025 from 1996 to 1997 due primarily to a decrease in the average reserve balance attributable to withdrawals made from Partnership reserves during 1997 to acquire additional apartment complexes.

Real estate operating expenses increased $2,159,798 from 1997 to 1998. Excluding property tax refunds of approximately $180,000 received by Covey at Fox Valley during 1997, real estate operating expenses increased $1,979,798 from 1997 to 1998. This increase is attributable to: (i) a $726,000 increase resulting primarily from the acquisition of Park Trace Apartments in October 1997; (ii) a $422,000 increase resulting primarily from the acquisition of Jackson Park Place in May 1997; (iii) a $269,000 increase due to the acquisition of St. Andrews at Westwood Apartments in September 1998; (iv) a $249,000 increase resulting primarily from the acquisition of The Retreat in April 1997; (v) a $158,000 increase due to the acquisition of Littlestone at Village Green in September 1998; (vi) a $7,000 increase due to the acquisition of The Hunt Apartments and Greenbriar Apartments in December 1998 and (vii) an increase of $149,000 in real estate operating expenses at the Partnership's other properties.

Excluding property tax refunds of approximately $180,000 received by Covey at Fox Valley in 1997, real estate operating expenses increased $1,646,713 from 1996 to 1997. This increase was attributable to: (i) a $599,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (ii) a $547,000 increase resulting from the acquisition of The Retreat in April 1997; (iii) a $489,000 increase resulting from the acquisition of Park at Countryside in December 1996; (iv) a $141,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; and (v) a $72,000 increase in property improvements and advertising expenses at Shelby Heights and Coral Point.
These increases were partially offset by (i) a $134,000 decrease in administrative expenses and property improvements at The Exchange at Palm Bay; and (ii) a $67,000 decrease in real estate taxes and labor expenses at Covey at Fox Valley and The Park at Fifty-Eight.

Depreciation expense increased $814,559 from 1997 to 1998 and is primarily attributable to: (i) a $357,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $147,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (iii) a $129,000 increase resulting from the acquisition of Jackson Park Place in May 1997; (iv) a $93,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (v) a $67,000 increase resulting from the acquisition of The Retreat in April 1997; (vi) a $15,000 increase resulting from the acquisition of The Hunt Apartments and Greenbriar Apartments in December 1998; and (vii) a $7,000 increase on the Partnership's other properties.

Depreciation expense increased $732,527 from 1996 to 1997 primarily attributable to: (i) a $258,000 increase resulting from the acquisition of Jackson Park Place in the settlement of the mortgage bond secured by this property in May 1997; (ii) a $200,000 increase resulting from the acquisition of The Retreat in April 1997; (iii) a $174,000 increase resulting from the acquisition of Park at Countryside in December 1996; (iv) a $71,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; and
(v) a $30,000 increase resulting primarily from the acquisition of Phase I of The Park at Fifty-Eight in May 1996.

Interest expense increased $1,220,273 from 1997 to 1998 and is primarily attributable to: (i) a $726,000 increase on bonds payable of $12,410,000 issued December 1997; (ii) a $554,000 increase on bonds payable of $8,505,000 issued in December 1997; (iii) a $511,000 increase on bonds payable of $13,090,000 issued in April 1998; (iv) a $92,000 increase in interest expense due to the assumption of the mortgage loan on Littlestone at Village Green in September 1998; (v) a $45,000 increase on bonds payable of $3,450,000 issued in March 1997; (vi) a $15,000 increase due to the assumption of the mortgage loans on The Hunt Apartments and Greenbriar Apartments in December 1998. These increases were partially offset by a reduction in interest of approximately $723,000 resulting from the reduction of the average amount borrowed by the Partnership on its Line of Credit used to acquire new properties.

Interest expense increased $1,014,112 from 1996 to 1997 primarily attributable to (i) interest of approximately $776,000 on the Partnership's Line of Credit used to acquire new properties; (ii) interest of approximately $172,000 on bonds payable of $3,450,000 which were issued in March 1997; and (iii) a $67,000 increase on bonds payable of $2,750,000 which were issued in May
1996. Interest expense of $118,382 was incurred in 1996 on the $2,750,000 of bonds payable which were issued in May 1996.

During 1997, the Partnership realized a loss of $3,000,000 in connection with the payoff of its investment in a tax-exempt mortgage bond on Jefferson Place. No such loss was incurred in 1998 or 1996.

General and administrative expenses increased $158,944 from 1997 to 1998.
This increases is primarily due to an increase of approximately $132,000 in administrative fees resulting from the acquisition of additional properties during 1997 and 1998 and net increases of approximately $27,000 in other general and administrative expenses.

General and administrative expenses increased $116,345 from 1996 to 1997.
This increase was primarily due to: (i) an increase of approximately $171,000 in salaries and related expenses; (ii) an increase of approximately $126,000 in administrative fees on the newly acquired properties; and (iii) net increases of approximately $6,000 in other general and administrative expenses. These increases were partially offset by a decrease of approximately $186,000 of costs incurred in conjunction with the Merger.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by
mid-1999.   America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

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

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk. The Partnerhsip's exposure to market risk for changes in interest rates relates primarily to its long-term borrowings used to fund expansion of the Partnership's real estate portfolio. At December 31, 1998, the majority (approximately 81%) of the Partnership's long-term borrowings consisted of fixed-rate financing. The remaining 19% consisted of variable-rate financing. The Parnership had no short-term financing at December 31, 1998. The Partnership does not use derivative instruments to hedge its borrowings.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Partnership's borrowings:

														             											       Principal            Weighted Average
													   										Maturity        		   Amount               Interest Rate
														 											------------    -----------------       -----------------
Fixed Rate Borrowings
										 															1999      	$       341,489																				5.70%
      													 						2000             	 366,815																				5.69%
       																			2001            	  393,223																				5.69%
       																			2002            	  415,791																				5.68%
       																			2003            	  439,601																				5.67%
 																									Thereafter     	43,668,743																				5.69%

Variable-Rate Borrowings																		10,975,000																				4.06%

The aggregate fair value of the Partnership's borrowings was $58,058,162 at December 31, 1998.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1998 and 1997.

The information required by this Item 9 relating to a change in accountants has been previously reported (as that term is defined by Rule 12a-2 of the Exchange Act) with the Commission by the Partnership on its Current Report on Form 8-K dated December 15, 1998, as amended, and is hereby incorporated by reference.

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

	    Michael B. Yanney, 65, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, RCN Corporation, Rio Grande Medical Technologies, Inc., Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 44, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors, L.L.C. and is a member of the
Board of Managers of America First Companies L.L.C..  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 72, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 65, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 76, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 62, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 38, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.

	    Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. Certain services are provided to the Registrant by managers and officers of America First Companies L.L.C. (the general partner of AFCA). None of the managers or executive officers of America First
Companies L.L.C. receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries.
Remuneration paid by the Registrant to AFCA pursuant to the terms of its limited partnership agreement during the year ended December 31, 1998, is described in Note 9 of the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

	    (b)	Michael B. Yanney owns 11,000 BUCS and William S. Carter, M.D. owns
5,000 BUCs.  No other manager or officer of America First Companies L.L.C.
and no partner of AFCA owns any BUCs.

	    (c) There are no arrangements known to the Registrant, the operation of which may at any subsequent date result in a change in control of the
Registrant.

	    Item 13. Certain Relationships and Related Transactions. The general partner of the Registrant is AFCA and the sole general partner of AFCA is America First Companies L.L.C.

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

	    During 1998, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $1,312,871 for certain costs and expenses incurred in connection with the operation of the Registrant. These costs and expenses included legal and accounting fees and investor communication costs, such as printing and mailing charges, and costs incurred in connection with the offering of multifamily housing refunding bonds and the acquisition of real estate. See Note 8 to Notes to Financial Statements filed in response to Item
8 hereof for a description of these costs and expenses.

     Pursuant to the Limited Partnership Agreement, AFCA is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fee paid to AFCA 4 was $484,274 in 1998.

     AFCA is entitled to receive a property acquisition fee from the Registrant in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Registrant paid acquisition fees of $470,543 to AFCA during 1998.

     America First Properties Management Company, L.L.C. (the "Manager") was retained to provide property management services with respect to the day-to-day operation of the multifamily properties owned or financed by the Partnership during 1998. The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4% to 5% of gross revenues. Because the Manager is an affiliate of AFCA, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services. During the year ended December 31, 1998, the Registrant paid the Manager property management fees of $708,958.

 	                                   PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements of the Registrant.  The following
     										financial statements of the Registrant are included in response
														 to Item 8 of this report:

		           Independent Auditors' Reports.

		           Balance Sheets of the Registrant as of December 31, 1998, and
             December 31, 1997.

		           Statements of Income and Comprehensive Income of the Registrant
												 for the years ended December 31, 1998, December 31, 1997, and
												 December 31, 1996.

		           Statements of Partners' Capital of the Registrant for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

		           Statements of Cash Flows of the Registrant for the years ended
             December 31, 1998, December 31, 1997, and December 31, 1996.

		           Notes to Financial Statements of the Registrant.

		           Schedule III--Real Estate and Accumulated Depreciation for the
             year ended December 31, 1998.

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

               10(b) $12,410,000 Promissory Note, dated December 11, 1997,
            								from Park Trace Apartments Limited Partnership to the City
																			 of Aurora, Illinois (The Covey at Fox Valley Apartment
																			 Project) Series 1997 incorporated herein by reference to
																				Form 10-K dated December 31, 1997 filed pursuant to
																				Section 13 or 15(d) of Securities Exchange Act of 1934 by
																			 America First Apartment Investors, L.P. (Commission File
																			 No. 0-20737)).

               10(c). Loan Agreement, dated December 1, 1997, between Park
            								Trace Apartments Limited Partnership and City of Aurora,
																			 Illinois (The Covey at Fox Valley Apartment Project) Series
																			 1997 incorporated	herein by reference to Form 10-K dated
																			 December 31, 1997 filed	pursuant to Section 13 or 15(d) of
																			 Securities Exchange Act of 1934	by America First Apartment
																			 Investors, L.P. (Commission File No. 0-20737)).

               10(d) Indenture of Trust, dated December 1, 1997, between City
            								of Aurora, Illinois and UMB Bank, National Association
																				(The Covey at Fox Valley Apartment Project) Series 1997
																			 incorporated herein by	reference to Form 10-K dated
																				December 31, 1997 filed pursuant to	Section 13 or 15(d)
																			 of Securities Exchange Act of 1934 by America	First
																			 Apartment Investors, L.P. (Commission File No. 0-20737)).

 														10(e) $1,385,000 Promissory Note, dated April 2, 1998, from
                    Arizona Coral Point Apartments Limited Partnership to The
                    Industrial Development authority of the county of Maricopa
                    (Coral Point Apartments Project) Series 1998A and 1998B.
                    (incorporated herein by reference to Form 10-Q dated
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
																				Securities Exchange Act of 1934 by America First Apartment
																				Investors, L.P. (Commission File No. 0-20737))

              10(h) Indenture of Trust, dated March 1, 1998, between The
                    Industrial Development Authority of the County of Maricopa
                    and UMB Bank, N.A. (Coral Point Apartments Project) Series
                    1998A and 1998B.  (incorporated herein by reference to Form
																			 10-Q dated June	30, 1998 filed pursuant to Section 13 or
																				15(d) of the	Securities Exchange Act of 1934 by America
																				First Apartment Investors, L.P. (Commission File No.
																				0-20737))

			            24.	Power of Attorney.

															27. Financial Data Schedule

	    (b)	The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report.

																			Date of Report     			Item Reported             										Financial Statements
																																	     																																    											Filed
																			---------------							-------------------------											---------------------
     														September 18, 1998				Item 2. 	Acquisition or
																																									Disposition of Assets																Yes

																																									Item 7.  Financial Statements and
																																																		Exhibits

																			December 15, 1998					Item 4.  Change in Registrants
																																									Certifying Accountant			    									No

																																									Item 7.  Financial Statements and
																																																		Exhibits

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Apartment Investors L.P.:

We have audited the accompanying consolidated balance sheet of America First Apartment Investors L.P. and subsidaries (formerly America First Tax Exempt Mortgage Fund 2 Limited Partnership) as of December 31, 1998, and the related consolidated statements of income (loss) and comprehensive income, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors L.P. at December 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 19, 1999                                    		/s/KPMG Peat Marwick LLP





To the Partners
America First Apartment Investors L.P.:

Under date of March 19, 1999, we reported on the consolidated balance sheet of America First Apartment Investors L.P. and subsidiaries as of December 31, 1998, and the related consolidated statements of income (loss) and comprehensive income, partners' capital and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Omaha, Nebraska
March 19, 1999                                    		/s/KPMG Peat Marwick LLP

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First Apartment Investors L.P.:

We have audited the accompanying balance sheets of America First Apartment Investors L.P. (formerly America First Tax Exempt Mortgage Fund 2 Limited Partnership) as of December 31, 1997 and the related consolidated statements of income and comprehensive income, partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors L.P. at December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998                              /s/Pricewaterhouse Coopers LLP
																																												---------------------------------
																																															Coopers and Lybrand L.L.P.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

                                                                                              Dec. 31, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   19,694,420	     $   7,879,934
 Investment in real estate, net of accumulated depreciation (Note 5)                            	99,915,375									64,267,471
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 6)                      							-		          13,006,526
 Other assets                                                                                    	1,908,591										1,969,591
                                                                                             --------------      --------------
                                                                                             $  121,518,386      $  87,123,522
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 8)                                             $   	4,622,741      $   4,261,162
  Bonds and mortgage notes payable (Note 7)                                                     	56,600,662									27,035,000
  Distribution payable (Note 3)                                                                    	351,163												329,051
                                                                                             --------------      --------------
                                                                                                	61,574,566									31,625,213
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    21,129														7,037
  Beneficial Unit Certificate Holders
  ($11.50 per BUC in 1998 and $10.65 in 1997)                                                  		59,922,691									55,491,272
                                                                                             --------------      --------------
                                                                                               		59,943,820								 55,498,309
                                                                                             --------------      --------------
                                                                                             $ 	121,518,386      $  87,123,522
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                                                 																				(Combined)
                                                                         --------------      --------------      --------------
Income
 Rental income                                                           $  	14,136,286						$		 9,511,041       $   5,763,648
 Mortgage bond investment income (Note 5)                                	   			839,201										1,611,956       	   2,107,486
 Contingent interest (Note 5)                                                 					-														 290,520                -
 Interest income on temporary cash investments                                  919,767													35,532              51,557
                                                                         --------------      --------------      --------------
                                                                           		15,895,254								 11,449,049           7,922,691
                                                                         --------------      --------------      --------------
Expenses
 Real estate operating expenses                                              	6,674,248										4,514,450           3,047,804
 Depreciation                                                               		2,712,145										1,897,586           1,165,059
 Interest expense                                                           		2,352,767									 1,132,494             118,382
 Realized loss on disposition of mortgage bond                              							-												 3,000,000                -
 General and administrative expenses (Note 8)                               		1,421,998									 1,263,054           1,146,709
                                                                         --------------      --------------      --------------
                                                                           		13,161,158									11,807,584           5,477,954
                                                                         --------------      --------------      --------------
Net income (loss)                                                       	     2,734,096											(358,535)    	     2,444,737

Other comprehensive income:
	Unrealized gains (losses) on securities
			Unrealized holding gains arising during the year																											5,748,474															-																			-
			Plus: reclassification adjustment for losses included in net income													-													3,000,000																-
                                                                         --------------      --------------      --------------
 																																																																													5,748,474										3,000,000																-
                                                                         --------------      --------------      --------------
 Net comprehensive income																																																$				8,482,570						$			2,641,465							$			2,444,737
                                                                         ==============      ==============      ==============

Net income (loss) allocated to:
 General Partner                                                         $     		54,463						$						42,485       $      36,098
 BUC Holders                                                                  2,679,633											(401,020)          2,408,639
                                                                         --------------      --------------      --------------
                                                                         $    2,734,096						$				(358,535)      $   2,444,737
                                                                         ==============      ==============      ==============

Net income (loss), basic and diluted, per BUC                            $        		.51						$								(.08)      $         .46
                                                                         ==============      ==============      ==============

Weighted average number of BUCs outstanding                                  	5,212,167										5,212,167           5,228,895
                                                                         ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1995, TO DECEMBER 31, 1998

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding accumulated other
 comprehensive income):
Balance at December 31, 1995                        $        7,553      $    5,245,623      $   67,357,194      $   67,364,747
Net income                                                  36,098                -              2,408,639           2,444,737
Cash distributions paid or accrued (Note 3)
 Income                                                    (39,613)               -             (2,756,612)         (2,796,225)
 Return of capital                                            -                   -             (1,165,059)         (1,165,059)
Purchase of units                                             -                (33,456)           (294,270)           (294,270)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1996                                 4,038           5,212,167          65,549,892          65,553,930
Net income (loss)                                           42,485                -               (401,020)           (358,535)
Cash distributions paid or accrued (Note 3)
 Income                                                    (39,486)               -             (2,011,594)         (2,051,080)
 Return of capital                                            -                   -             (1,897,532)         (1,897,532)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1997                                 7,037           5,212,167          61,239,746          61,246,783
Net income                                               		 54,463																-														2,679,633    							2,734,096
Cash distributions paid or accrued (Note 3)
	Income 																																																			(40,371)															-													(1,284,543)									(1,324,914)
 Return of capital                                         			-																			-													(2,712,145)									(2,712,145)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1998																																21,129											5,212,167										59,922,691										59,943,820
                                                    ---------------     ---------------     ---------------     ---------------

Accumulated Other Comprehensive Income

Balance at December 31, 1995 and 1996                         -                   -             (8,748,474)         (8,748,474)
Other comprehensive income                                    -                   -          	   3,000,000     		    3,000,000
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1997                                  -                   -             (5,748,474)         (5,748,474)
Other comprehensive income 																																			-																			-														5,748,474											5,748,474
                                                    ---------------     ---------------     ---------------     ---------------
																										 																																			-																			-																			-																			-
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1998                        $      21,129	          	5,212,167   		 $  	59,922,691	    	$  	59,943,820
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                                                 																				(Combined)
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income (loss)                                                      $     2,734,096					$					(358,535)     $    2,444,737
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                             	2,712,145										1,897,586           1,165,059
    Amortization                                                               	189,231												165,536               4,526
    Realized loss on disposition of mortgage bond                            						-													3,000,000                -
    Decrease (increase) in other assets                                        	121,624												269,278            (482,178)
    Increase in accounts payable and accrued expenses                          	361,579												406,468             771,681
                                                                        ---------------     ---------------     ---------------
 Net cash provided by operating activities                                   	6,118,675										5,380,333           3,903,825
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                             			(3,135)										(680,889)           (168,599)
 Acquisition of real estate                                                	(21,627,444)							(26,524,322)         (5,305,736)
 Proceeds from disposition of mortgage bond                                 	18,755,000									12,200,000                -
                                                                        ---------------     ---------------     ---------------
 Net cash used in investing activities                                     		(2,875,579)							(15,005,211)         (5,474,335)
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         	(4,014,947)								(3,948,612)         (3,963,396)
 Net borrowing (repayments) on line of credit                               							-												(3,584,200)          3,584,200
 Proceeds from issuance of bonds payable                                    	13,090,000									24,365,000           2,750,000
 Bond issuance and line of credit costs paid                                			(249,855)								(1,269,236)           (396,724)
 Principal payments on bonds payable                                           (253,808)											(80,000)               -
 Purchase of units                                                               		-																	 -               (294,270)
                                                                        ---------------     ---------------     ---------------
 Net cash provided by financing activities 										                       		8,571,390									15,482,952           1,679,810
                                                                        ---------------     ---------------     ---------------
Net increase in cash and temporary cash investments 											             	11,814,486									 5,858,074             109,300
Cash and temporary cash investments at beginning of year                    		7,879,934										2,021,860           1,912,560
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year                      $   	19,694,420					$			 7,879,934      $    2,021,860
                                                                        ===============     ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                                 $     1,924,779					$					 898,046      $       53,133
                                                                        ===============     ===============     ===============
Supplemental schedule of non-cash investing activities:
 Settlement of mortgage bond for real estate                            $    						-								$				8,760,000      $         -

Supplemental disclosure of non-cash financing activity
	Acquisition of real estate through assumption
	of bonds or mortgage notes payable																																					$   	16,729,470															-																			-


The accompanying notes are an integral part of the consolidated and combined financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

    The accompanying 1996 consolidated statements of income (loss) and
				comprehensive income, cash flows and partners' capital include the combined accounts of the Partnership from August 20, 1996 (the Merger
    Date), through December 31, 1996, and the accounts of the Prior
    Partnership from January 1, 1996, until the Merger Date.

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

 B) Investment in Real Estate
    The Partnership's investment in real estate consists of property acquired through foreclosure or deed in lieu of foreclosure and other real estate acquired.  Each real estate property acquired is recorded at the lower of the Partnership's cost or estimated net realizable value.  The carrying
				value of each property is periodically reviewed and adjusted when there
				are significant declines in the estimated net realizable value
				(see Note 2D).  Declines in the estimated net realizable value are charged
				to income.

    Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method.

 C) Investment in Tax-Exempt Mortgage Bonds
    Investment securities are classified as held-to-maturity, available-
    for-sale, or trading.  Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected in other comprehensive income.  Subsequent increases
			 and decreases in the net unrealized gain/loss on the available-for-sale
				securities are reflected as adjustments to the carrying value of the
				portfolio and in other comprehensive income.  The Partnership does not have
			 investment securities classified as held-to-maturity or trading.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

	E) Revenue Recognition
				The Partnership leases multifamily rental units under operating leases
				with terms of one year or less.  Rental revenue is recognized as earned net
				of any vacancy losses and rental concessions offered.  Rental income on
				commercial property is recognized on a straight-line basis over the term
				of each operating lease.

 F) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $5,577,227 and $11,240,910 at December 31, 1998, and December 31, 1997, respectively.

 G) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 H) Net Income per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented.

 I) Reclassifications
				Certain prior year amounts have been reclassified to conform with the
				current year classification.

 J) Comprehensive Income
    In 1998, the Partnership adopted Statement of Financial Accounting
				Standards No. 130, "Reporting Comprehensive Income" (SFAS 130).  SFAS 130
			 requires the display and reporting of comprehensive income, which includes
			 all changes in Partners' Capital with the exception	of additional
				investments by partners or distributions to partners.  Comprehensive income
			 for the Partnership includes net income and the change in net unrealized
			 holding losses on investments.  The adoption of SFAS 130 had no impact on
			 total Partners' Capital.

 K) Segment Reporting
				In 1998, the Partnership adopted Statement of Financial Accounting
				Standards No. 131, "Disclosures about Segments of an Enterprise and
				Related Information" (SFAS 131).  SFAS 131 requires that a public business
				enterprise report financial and descriptive information about its
				reportable operating segments.  The adoption of SFAS 131 did not have an
				impact on the financial reporting of the Partnership as it is engaged
				solely in the business of operating real estate acquired and providing
				financing for the acquisition and improvement of real estate.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998

 L) New Accounting Pronouncements
				In June, 1998, the Financial Accounting Standards Board issued Statement of
			 Financial Accounting Standards No. 133, "Accounting for Derivative
				Instruments and Hedging Activities" (SFAS 133).  This statement provides new
			 accounting and reporting standards for the use of derivative instruments.
				Adoption of this statement is required by the Partnership effective
			 January 1, 2000.  Management believes that the impact of such adoption
				will not be material to the financial statements.

				In April 1998, the Accounting Standards Executive Committee issued
				Statement of Position 98-5, "Reporting on the Costs of
				Start-Up Activities" (SOP 98-5).  This statement requires costs of start-up
			 activities and organization costs to be expensed as incurred.  Adoption of
			 this statement is required by the Partnership effective January 1, 1999.
				Management intends to adopt the statement as required in fiscal 1999.
				Management believes that the impact of such adoption will not have an
				impact to the financial statements.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $6,238,941 at December 31, 1998. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the real estate acquired and the operation of the Partnership, including the acquisition of additional properties.

On July 10, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 50,000 BUCs of the Partnership in open market transactions. Through December 31, 1998, 33,456 BUCs had been acquired at a cost of $294,270 (none during 1998 or 1997).

5. Investment in Real Estate

During 1998, the Partnership acquired four multifamily properties, Littlestone at Village Green, St. Andrews at Westwood Apartments, The Hunt Apartments and Greenbriar Apartments. Such properties were financed with proceeds from previous offerings of tax-exempt multifamily housing revenue refunding bonds, proceeds from the sale of the Partnership's tax-exempt mortgage bond collateralized by Avalon Ridge Apartments and the assumption of existing debt on certain properties acquired.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998

The Partnership's investment in real estate is comprised of the following:

                                                                                    Building         Carrying         Carrying
                                                     Number                              and         Value at         Value at
  Property Name                 Location            of Units  	        Land     Improvements    Dec. 31, 1998    Dec. 31, 1997
  --------------------------    -----------------   --------    ------------   --------------   --------------   --------------
  Covey at Fox Valley(1)        Aurora, IL             216      $ 1,320,000    $  10,028,338    $  	11,348,338			$		11,348,338
  The Exchange at Palm Bay      Palm Bay, FL        72,002(2)     1,296,002        3,993,084        	5,289,086							5,285,951
  The Park at Fifty Eight(1),(3)Chattanooga, TN        196          231,113        4,122,226        	4,353,339							4,353,339
  Shelby Heights(1)             Bristol, TN            100          175,000        2,952,847        	3,127,847							3,127,847
  Coral Point(1)                Mesa, AZ               336        2,240,000        8,960,000       	11,200,000						11,200,000
  Park at Countryside(1)        Port Orange, FL        120          647,000        2,616,648        	3,263,648							3,263,648
  The Retreat (4)               Atlanta, GA            226        1,800,000        7,315,697       		9,115,697						 9,115,697
  Jackson Park Place            Fresno, CA             296        1,400,000       10,709,534       	12,109,534						12,112,415
  Park Trace Apartments (1)     Norcross, GA           260        2,246,000       11,789,810       	14,035,810						14,038,016
		Littlestone at Village Green		Gallatin, TN											200										508,000							10,055,778								10,563,778												-
		St. Andrews at Westwood	Apts		Orlando, FL												259								1,617,200							14,257,881								15,875,081												-
		The Hunt Apartments											Oklahoma City, OK						216										550,000								7,061,832									7,611,832												-
		Greenbriar	Apartments									Tulsa, OK														120										648,000								3,663,310									4,311,310												-
                                                                                               	--------------    --------------
                                                                                                 	 112,205,300						73,845,251
  Less accumulated depreciation                                                                   	(12,289,925)					(9,577,780)
                                                                                              	 --------------    --------------
  Balance at end of year                                                                       	$  	99,915,375			$		64,267,471
                                                                                               	==============    ==============

(1) Property is encumbered as described in Note 7.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).
(4) Property serves as collateral for $12,200,000 of multifamily revenue refunding bonds issued on Jefferson Place as described in Note 6.

                                                              									      For the             For the             For the
                                                              									   Year Ended          Year Ended          Year Ended
                                                              									Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
	                                                                     ---------------     ---------------     ---------------
Reconciliation of the carrying values of the
 real estate held is as follows:
  Balance at beginning of year	                      			              $   64,267,471										30,199,846      $   29,390,570
   Acquisition of real estate                                             38,356,914										26,524,322           5,305,736
   Capital improvements		                                            		      		3,135													680,889             168,599
	  Settlement of mortgage bond for real estate                             					-														8,760,000                -
   Depreciation								                                                   (2,712,145)									(1,897,586)         (1,165,059)
   Write-down of impaired real estate                                          	-																		 -             (3,500,000)
                                                         								     ---------------     ---------------     ---------------
  Balance at end of year					                                         $   99,915,375						$			64,267,471      $   30,199,846
                                                        								      ===============     ===============     ===============
The following summarizes the activity in the
 valuation allowance:
   Balance at beginning of year		        					                        $        	-									$								 -         $    3,500,000
   Write-down of impaired real estate                                          	-																		 -             (3,500,000)
                                                                      ----------------    ----------------    ---------------
  Balance at end of year                                              $         -									$									-         $         -
                                                                      ================    ================    ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998

6. Investment in Tax-Exempt Mortgage Bonds

The tax-exempt mortgage bonds consisted of three such bonds issued by various state and local governments, agencies or authorities to finance the construction and/or permanent financing of apartment projects. During 1997, one of the tax-exempt mortgage bonds was prepaid and the property underlying one tax-exempt mortgage bond was conveyed to the Partnership through a deed in lieu of foreclosure. During 1998, the remaining bond was sold by the Partnership. The Partnership earned interest income of $839,201 on such mortgage bond during 1998. No contingent interest was earned in 1998.

Each of the mortgage bonds provided for the payment of base interest and for the payment of additional contingent interest out of a portion of the net cash flow of the properties, and out of a portion of the sale or refinancing proceeds from a property, subject to various priority payments.

 									                                                                    For the		           For the		           For the
									                                                                  Year Ended	        	Year Ended	        	Year Ended
									                                                               Dec. 31, 1998		     Dec. 31, 1997		     Dec. 31, 1996
													                                                          ---------------     ---------------     ---------------
Reconciliation of the carrying amounts of the
 mortgage bonds is as follows:
 	Balance at beginning of year						                                   $  		18,755,000					$				40,315,000     $  	 40,315,000
   Disposition of mortgage bond 			                                      		(18,755,000)(1)					(12,800,000)(2)     	      -
			Settlement of mortgage bond for real estate 			                         							-													(8,760,000)(3)     	 	    -
                                                                       ---------------     ---------------     ---------------
  Balance at end of year                                               $   							-								$				18,755,000     $ 	  40,315,000
                                                                      	===============    	===============    	===============
The following summarizes the activity in the
 unrealized holding losses:
  Balance at beginning of year							                                  $   	 5,748,474					$					8,748,474     $  	  8,748,474
   Change in unrealized holding losses 															                   	  (5,748,474)(1)						(3,000,000)(2)            -
                                                                       ---------------     ---------------     ---------------
  Balance at end of year                                               $  	  					-								$					5,748,474     $   	 8,748,474
                                                                       ===============     ===============     ===============


(1) On May 1, 1998, the Partnership sold its tax-exempt mortgage bond which
				was collateralized by Avalon Ridge Aparments in Renton, Washington.  The
				tax-exempt mortgage bond was sold for $18,755,000 plus accrued interest.
				The net unrealized holding loss of $5,748,474 on such bond was eliminated
				thus Partners' Capital was increased by the same amount.

(2) On July 30, 1997, the Partnership received payment on its tax exempt
				mortgage bond on Jefferson Place.  As a result, the Partnership recognized a loss of $3,000,000.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

7.  Bonds and Mortgage Notes Payable

Bonds and mortgage notes payable were originated by the Partnership through the issuance of tax-exempt refunding bonds or were assumed by the Partnership in connection with the acquisition of multifamily housing properties. Bonds and mortgage notes payable at December 31, 1998, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of              range from $224,000     $  	2,620,000
 					    																																				principal and/or interest           to $228,000
                                      		      are due each March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of              range from $266,000         3,380,000
 Park at Countryside               		         principal and/or interest           to $276,000
                                    		        are due each March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of              $586,000 in 1998,        	 12,410,000
 and Park Trace Apartments         		         interest are due each May 1         $658,000 thereafter
                                   		         and November 1

Jackson Park Place        5.80%  			12/1/2027 monthly payment of                  $611,901                   	8,396,598
                                  		          principal and interest
                                  		          are due the 1st of each month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$325,016 in 1998,										13,090,000
St Andrews at																																	interest are due each															$650,033 thereafter
Westwood Apartments																											March 1 and September 1																																					-------------
																																																																																																													39,896,598

Mortgage Notes Payable:
Littlestone
at Village Green										7.68%					9/15/2005	Monthly payment of 																		$542,921																			5,729,064
																																														principal and interest
																																														are due the 15th of each month

The Hunt Apartments							4.00%(1)		4/1/2020		Monthly payments of interest									interest only														6,930,000
																																														are due the 1st of each month

Greenbriar Apartments					4.15%(1)		3/15/2005	Monthly payments of interest									interest only														4,045,000
																																														are due the 15th of each month

																																																																																																										-------------
																																																																																																													16,704,064
                                                              																						                    			-------------
Balance at December 31, 1998				 																																														 			                    		 $ 	56,600,662
																																																																																																											=============

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998


(1) Weekly floating rate.  The mortgage note is also collateralized by cash
				slightly in excess of the mortgage balance.

Principal maturities on the bonds and mortgage notes payable are as follows:

               Year              Amount
         ----------------    ----------------
               1999          $       341,489
               2000                  366,815
               2001                  393,223
               2002                  415,791
															2003																		439,601
             Thereafter           54,643,743
                             ----------------
                             $ 			56,600,662
                             ================

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

									                                              1998	               1997		              1996
                                            ---------------     ---------------     ---------------
Costs capitalized by the Partnership        $      	265,146													735,971      $       199,060
Interest on line of credit                         		50,784													621,148                 -
Reimbursable salaries and benefits							          	631,071													528,916              482,635
Professional fees and expenses								              	92,158														71,722               56,325
Other expenses								                              	67,020														51,324               33,564
Investor services and custodial fees								        100,678														36,488               60,199
Registration fees							                            	30,250														32,296               24,466
Report preparation and distribution			              	12,907														22,431               16,017
Insurance								                                   	32,147														22,133               23,030
Consulting and travel expenses					                 	21,576														16,008                9,970
Telephone								                                   		9,134														10,297                8,363
Restructuring costs                                  		-																		 -                 186,385
Stock certificates                                  			-																	  -                   1,952
                                            ---------------     ---------------     ---------------
								                                    $    	1,312,871					$					2,148,734      $     1,101,966
                                            ===============     ===============     ===============

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $484,274 in 1998, $352,190 in 1997, and $226,200 in 1996.

Under the terms of the tax-exempt mortgage bonds which had been owned by the Partnership, the owners of the properties financed by these bonds were to pay AFCA 4 an administrative fee out of the net cash flow of the financed properties remaining after the payment of base interest on the related mortgage bonds. Administrative fees totaling $26,280 were paid by property owners 1996. No such fees were paid to AFCA in 1997 or 1998. However, during 1997, AFCA 4 received deferred administrative fees of $371,220 from the owner of Jackson Park Place in conjunction with the transfer of this property to the Partnership in settlement of the mortgage bond. Because administrative fees paid by property owners are not Partnership expenses, they are not reflected in the accompanying financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Partnership paid acquisition fees of $470,543, $325,184 and $39,863 to AFCA 4 during 1998, 1997 and 1996 respectively.

The general partner of the property partnership which owned Jefferson Place was principally owned by an employee of an affiliate of AFCA 4 through July 30, 1997. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership and the mortgage bond. The general partner did not receive cash distributions from the partnership in 1998, 1997, or 1996. On July 30, 1997, the Partnership acquired the general partnership interest in the property partnership.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned or financed by the Partnership (beginning when such properties were acquired by the Partnership). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $708,958 in 1998, $611,079 in 1997, and $431,730 in 1996.

9. Fair Value of Financial Instruments

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

  Bonds and mortgage notes payable:  Fair value is based on estimated future
		cash flows discounted using the quoted market rate, from an independent
		source, of similar obligations.



                                                  At December 31, 1998                    At December 31, 1997
                                          -----------------------------------     -----------------------------------
                                                Carrying           Estimated            Carrying           Estimated
                                                  Amount          Fair Value              Amount          Fair Value
                                          ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments       $    19,694,420										19,694,420										7,879,934      $    7,879,934
Investment in tax-exempt mortgage bonds      								-																			-											 13,006,526          13,006,526
Bonds and mortgage notes payable              	56,600,662										58,058,162									27,035,000          27,737,000


AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1998

10.	Summary of Unaudited Quarterly Results of Operations

							                                                     First		            Second		             Third		            Fourth
>From January 1, 1998 to December 31, 1998		           				Quarter	           	Quarter		           Quarter		           Quarter
													                                      ---------------     ---------------     ---------------     ---------------
Total income					                                  $   	3,441,838    	 $    4,132,204    	 $   	3,909,342    	 $    	4,411,870
Total expenses		                                   				(2,867,731)	        (3,096,663)	       	(3,161,166)      				(4,035,598)
													                                      ---------------     ---------------     ---------------     ---------------
Net income							                                  $      574,107  	   $    1,035,541    	 $  			 748,176   			$     		376,272
													                                      ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC								     $          .11    	 $         	.19    	 $ 	       	.14   		 $       	  	.07
													                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale						                                            11-3/8													10-3/4														10-1/2															10-1/4
 Low sale						                                           			9-3/4														9-1/8															9-1/8																8-1/2
													                                      ===============     ===============     ===============     ===============


							                                                     First		            Second		             Third		            Fourth
>From January 1, 1997 to December 31, 1997		           				Quarter	           	Quarter		           Quarter		           Quarter
													                                      ---------------     ---------------     ---------------     ---------------
Total income					                                  $   	2,331,310    	 $    3,066,182    	 $   	2,891,992    	 $    3,159,565
Total expenses		                                   				(1,434,255)	        (2,267,619)	       	(5,425,977)(1)      (2,679,733)
													                                      ---------------     ---------------     ---------------     ---------------
Net income	(loss)                                  $      897,055  	   $      798,563    	 $   (2,533,985)   	 $     	479,832
													                                      ===============     ===============     ===============     ===============
Net income (loss), basic and diluted, per BUC	     $          .17    	 $         	.15    	 $ 	       (.49)   	 $       	  .09
													                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale						                                            9-1/2 		            9-3/8 		            9-7/8 		           10-1/2
 Low sale						                                             8-5/8   		          8-3/4 		            8-7/8             		9-3/8
													                                      ===============     ===============     ===============     ===============

(1) During the third quarter of 1997, the Partnership realized a loss of $3,000,000 on the disposition of its tax-exempt mortgage bond on Jefferson Place.


The BUCs are quoted on the NASDQ National Market System under the symbol APROZ. The 1998 high and low quarterly prices of the BUCs were compiled from on-line trading sources based on information provided by NASDAQ and represent final sale prices. The 1997 high and low quarterly prices of the BUCs were compiled from the Monthly Statistical Reports provided to the Partnership by the National Association of Securities Dealers, Inc. and represent final sale prices.

Schedule III

AMERICA FIRST APARTMENT INVESTORS, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998

								                                                                                              Costs Capitalized
					                                                                         Initial Cost			              Subsequent
                            Description			 	                                 to Partnership			           to Acquisition
---------------------------------------------------------------------  --------------------------   ------------------------
                                                                                 		 				Building	      Building
						                                                                                    and	           and		         Carrying
Property	                 Location	         # of Units	  Encumbrances	        Land	 	 Improvements	  Improvements	 	      Costs
------------------------  ---------------  ------------  ------------  ------------   ------------   ------------   ------------
Covey at Fox Valley	      Aurora, IL	         216 	           (b)	     $ 1,320,000  	 $11,090,000 	  $      -       $      -
The Exchange at Palm Bay	 Palm Bay, FL	    72,002 sq ft       (a)	       1,296,002(c)   4,349,682 	    1,509,854 	 	       -
The Park at Fifty Eight   Chattanooga, TN	    196 	           (b)	         231,113(d)	  2,553,474 	    1,818,485           -
Shelby Heights	           Bristol, TN	        100 	           (b)	         175,000  		  3,275,000 	         -         	    -
Coral Point	              Mesa, AZ	           336 	           (b)	       2,240,000  		  8,960,000 	         -             	-
Park at Countryside       Port Orange, FL     120             (b)          647,000      2,616,648         		-     			      -
The Retreat               Atlanta, GA         226             (e)        1,800,000      7,315,697           -              -
Jackson Park Place        Fresno, CA          296             (b)        1,400,000     10,709,534           -              -
Park Trace Apartments     Norcross, GA        260             (b)        2,246,000     11,789,810           -              -
Littlestone at Village				Gallatin, TN								200													(b)										508,000					10,055,778											-														-
															Green
St. Andrews at Westwood			Orlando, FL									259													(b)								1,617,200					14,257,881											-														-
													Apartments
The Hunt Apartments							Oklahoma City, OK			216													(b)										550,000						7,061,832											-														-
Greenbriar Apartments					Tulsa, OK											120													(b)										648,000						3,663,310											-														-
                                                                       ------------   ------------   ------------   ------------
				                                                                   $14,678,315	   $97,698,646    $ 3,328,339		  $    	 -
																                                                       ============   ============   ============   ============

                               Gross Amount at December 31, 1998
                           ------------------------------------------
                                            Building		                  Accumulated			                                  Which
						                                        and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                         Land	   Improvements	      (f),(g)	           (h)	   Construction	  Acquired	   is Computed
------------------------   ------------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	       $ 1,320,000  	$10,028,338 	 	$	11,348,338	  $ 	3,877,356 	     	 1989	       1989	     27.5 years
The Exchange at Palm Bay	    1,296,002  	  3,993,084 	    	5,289,086 	    2,202,401  	      1988	       1990(d)   31.5 years
The Park at Fifty Eight	       231,113  	  4,122,226 	    	4,353,339 	      892,408  	      1987	       1991(e)   27.5 years
Shelby Heights	                175,000  	  2,952,847 	    	3,127,847 	      856,048  	      1987	       1991	     27.5 years
Coral Point	                 2,240,000  	  8,960,000 	   	11,200,000 	    2,404,719  	      1987	       1991	     27.5 years
Park at Countryside            647,000     2,616,648     	 3,263,648        190,234         1983        1996      27.5 years
The Retreat                  1,800,000     7,315,697      	9,115,697        465,517         1985        1997      27.5 years
Jackson Park Place           1,400,000    10,709,534     	12,109,534        645,923         1985        1997      27.5 years
Park Trace Apartments        2,246,000    11,789,810     	14,035,810        500,269         1988        1997      27.5 years
Littlestone at Village
														 Green											508,000				10,055,778						10,563,778									92,984									1987								1998						27.5 years
St. Andrews at Westwood
															Apartments				1,617,200				14,257,881						15,875,081								146,899									1989								1998						27.5 years
The Hunt Apartments												550,000					7,061,832							7,611,832										9,987									1984								1998						27.5 years
Greenbriar Apartments										648,000					3,663,310							4,311,310										5,180									1985								1998						27.5 years
                           ------------   ------------   ------------   ------------
				                       $14,678,315	  $97,526,985	   $112,205,300   $	12,289,925
																           ============   ============   ============   ============

(a) The Partnership has no encumbrance against this property.
(b) The encumbrance represents bonds payable originated by the Partnership through the issuance of tax-exempt refunding bonds or bonds or mortgage
				notes payable assumed by the Partnership in connection with the acquisition
			 of	properties.  Bonds and mortgage notes payable totaled $56,600,662 at
				December 31, 1998. (See Note 7 to the accompanying Financial
    Statements).
(c) Land with a cost of $1,150,318 and $145,684 was acquired in 1990 and 1996, respectively.
(d) Land with a cost of $135,000 and $96,113 was acquired in 1991 and 1996, respectively.

(e) The encumbrance represents multifamily revenue refunding bonds issued on Jefferson Place with a balance of $11,985,000 at December
				31, 1998.  (See Note 6 to the accompanying Financial Statements).
(f) Reconciliation of Real Estate:

                                      	     	        										1998																1997																1996
                                             							---------------					---------------					---------------
Balance - beginning of year			               							$   73,845,251							$   37,880,040					$ 	  35,905,705
Acquisitions			                                  							38,356,914											35,284,322											5,305,736
Improvements			                                       							3,135														680,889													168,599
Write-down of impaired real estate(1)																									-																				-													(3,500,000)
                                             							---------------					---------------					---------------
Balance - end of year			                     							$  112,205,300 					$   	73,845,251					$  	 37,880,040
									                                    							===============					===============					===============

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

(g) As of December 31, 1998, the aggregate cost of the Partnership's investment in real estate for federal income tax purposes amounted to $103,949,416.
(h)	Reconciliation of Accumulated Depreciation:

				                                         																		1998																1997																1996
                                   																	---------------					---------------					---------------
Balance - beginning of year			     																	$    9,577,780						$    7,680,194						$    6,515,135
Depreciation expense			                																	 2,712,145											1,897,586											1,165,059
                                   																	---------------					---------------					---------------
Balance - end of year			           																	$   12,289,925 					$    9,577,780						$    7,680,194
                                   																	===============					===============					===============

See accompanying consolidated and combined financial statements and notes thereto.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1999		      AMERICA FIRST APARTMENT INVESTORS, L.P.

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

Date:  March 29, 1999  	         By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager


Date:  March 29, 1999  	         By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer
                                      and Manager (Chief Financial and
                                      Accounting Officer)


Date:  March 29, 1999	           By /s/ William S. Carter, M.D.*
		                                    William S. Carter, M.D.
		                                    Manager


Date:  March 29, 1999            By	/s/ Martin A. Massengale*
		                                    Martin A. Massengale
		                                    Manager


Date:  March 29, 1999            By	/s/ Alan Baer*
		                                    Alan Baer
 		                                   Manager


Date:  March 29, 1999            By	/s/ Gail Walling Yanney*
		                                     Gail Walling Yanney
		                                     Manager

Date:  March 29, 1999	           By	/s/ Mariann Byerwalter*
		                                    Mariann Byerwalter
 		                                   Manager



*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
    	America First Tax Exempt Mortgage Fund Limited Partnership
    	America First Apartment Investors, L.P.
     Capital Source L.P.
    	Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                                					/s/ Michael B. Yanney
                                                 								Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                                					/s/ William S. Carter, M.D.
                                               										William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                                					/s/ Martin A. Massengale
                                               										Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
     America First Tax Exempt Mortgage Fund Limited Partnership
    	America First Apartment Investors, L.P.
     Capital Source L.P.
    	Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                                				 /s/  Alan Baer
                                                										Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                                  			/s/ Gail Walling Yanney
                                                         Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                                  			/s/ Mariann Byerwalter
                                                    					Mariann Byerwalter