Form 10-Q
period 1999-03-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 1999-05-14
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1999 or

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             March 31, 1999       Dec. 31, 1998
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value 								                                                         $   19,496,088	     $  19,694,420
 Investment in real estate, net of accumulated depreciation (Note 4)                            	98,999,897									99,915,375
 Other assets                                                                                    	2,192,473										1,908,591
                                                                                             --------------      --------------
                                                                                             $  120,688,458      $ 121,518,386
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 6)                                             $   	4,541,961      $   4,622,741
  Bonds and mortgage notes payable (Note 5)                                                     	56,426,670									56,600,662
  Distribution payable (Note 3)                                                                    	351,163												351,163
                                                                                             --------------      --------------
                                                                                                	61,319,794									61,574,566
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    24,717													21,129
  Beneficial Unit Certificate Holders
  ($11.39 per BUC in 1999 and $11.50 in 1998)                                                  		59,343,947									59,922,691
                                                                                             --------------      --------------
                                                                                               		59,368,664								 59,943,820
                                                                                             --------------      --------------
                                                                                             $ 	120,688,458	     $ 121,518,386
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                              															For the Three       For the Three
                                                                         																					Months Ended       	Months Ended
                                                                        																			 March 31, 1999      March 31, 1998
                                                                         																			--------------      --------------
Income
 Rental income                                                           																			$ 	 4,584,250							$		 3,089,924
 Mortgage bond investment income 								                                	   																					   -														  277,564
 Interest income on temporary cash investments                                  																		168,602														74,350
                                                                         																			--------------      --------------
                                                                           																				 4,752,852								 	 3,441,838
                                                                         																			--------------      --------------
Expenses
 Real estate operating expenses                                              																			2,113,404											1,485,232
 Depreciation                                                               																				  933,901											  614,274
 Interest expense                                                           																				  793,736											  430,752
 General and administrative expenses (Note 6)                               																			   433,478										   337,473
                                                                         																			--------------      --------------
                                                                           																				 4,274,519										 2,867,731
                                                                         																			--------------      --------------
Net income 											                                                  	     														$					478,333							$					574,107
                                                                         																			==============      ==============

Net income allocated to:
 General Partner                                                         																			$     		14,122						$						11,884
 BUC Holders                                                              																			  		  464,211												562,223
                                                                         																			--------------      --------------
                                                                         																			$ 		   478,333						$					574,107
                                                                         																			==============      ==============

Net income, basic and diluted, per BUC  							                          																			$        		.09						$								.11
                                                                         																			==============      ==============

Weighted average number of BUCs outstanding                               																			   	5,212,167										5,212,167
                                                                         																			==============      ==============

The accompanying notes are an integral part of the consolidated statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 1999
(UNAUDITED)

                                                           General						Beneficial Unit
                                                           Partner      Certificate Holders          Total
                                                    ---------------     ---------------     ---------------
Partners' Capital
Balance at December 31, 1998                                21,129          59,922,691          59,943,820
Net income                                                  14,122	           	464,211		          	478,333
Cash distributions paid or accrued (Note 3)
 Income                                                    (10,534)        		 (109,054)        		 (119,588)
 Return of capital                                            -             		(933,901)       		  (933,901)
                                                    ---------------     ---------------     ---------------
Balance at March 31, 1999				                       $       24,717  			$  	 59,343,947    		$ 	 59,368,664
                                                    ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            																	 For the Three       For the Three
                                                                            																			Months Ended        Months Ended
                                                                         																				March 31, 1999      March 31, 1998
                                                                        																				---------------     ---------------
Cash flows from operating activities
 Net income 						                                                      																				$   	  478,333						$					574,107
  Adjustments to reconcile net income to net cash
   provided by operating activities
				Depreciation                                                             																				  933,901										  614,274
    Amortization                                                               																				   -															 32,170
    Increase in other assets                                        																														(283,882)										(187,218)
    Increase in accounts payable and accrued expenses                          																				(80,780)										(232,087)
                                                                        																				---------------     ---------------
 Net cash provided by operating activities                              																				    	1,047,572										  801,246
                                                                        																				---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                           																			  			(2,586)															(39)
 Acquisition of real estate                                                																				  	 (15,837)							     (2,063)
                                                                        																				---------------     ---------------
 Net cash used in investing activities                                  																			   		 	 (18,423)						      (2,102)
                                                                        																				---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         																				(1,053,489)										(987,151)
 Bond issuance and line of credit costs paid                                																							   -															(79,720)
 Principal payments on bonds and mortgage notes payable                                   								(173,992)										(146,515)
                                                                        																				---------------     ---------------
 Net cash used in financing activities 										                    																							  		(1,227,481)								(1,213,386)
                                                                        																				---------------     ---------------
Net decrease in cash and temporary cash investments 											             																				  (198,332)								  (414,242)
Cash and temporary cash investments at beginning of period                  																	  	19,694,420										7,879,934
                                                                        																				---------------     ---------------
Cash and temporary cash investments at end of period                    																				$   19,496,088						$		 7,465,692
                                                                        																				===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                                 																				$      835,584						$				 314,360
                                                                        																				===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

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

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1999, and results of operations for all periods presented have been made.

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

 B) Investment in Real Estate
				Each real estate property is recorded at the lower of the Partnership's
				cost or fair value.  The fair value of the real estate is based on
				management's best estimate of the net realizable value of the properties
			 which may differ from the ultimate values realized from these properties.
				The net realizable value of the properties is determined based on the
				discounted estimated future cash flows from the properties, including
				estimated sales proceeds.  The carrying	value of each property is
				periodically reviewed and adjusted when there are significant declines in
			 the estimated net realizable value.  Declines in the net realizable value
			 are charged to income.

    Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

	C) Revenue Recognition
				The Partnership leases multifamily rental units under operating leases
				with terms of one year or less.  Rental revenue is recognized as earned net
				of any vacancy losses and rental concessions offered.  Rental income on
				commercial property is recognized on a straight-line basis over the term
				of each operating lease.

 D) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.

 E) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 F) Net Income per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each period presented.

 G) Reclassifications
				Certain prior period amounts have been reclassified to conform with the
				current period classification.

 H) New Accounting Pronouncement
				On January 1, 1999, the Partnership adopted Statement of Position 98-5,
			 "Reporting on the Costs of Start-Up Activities" (SOP 98-5).  SOP 98-5
				requires costs of start-up activities and organization costs to be expensed
			 as incurred.  The adoption of SOP 98-5 did not have an impact on the
			 Partnership's financial statements.

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

4. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         3,995,670            5,291,672
  The Park at Fifty Eight(1)   	       Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights(1)                    Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point(1)                       Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
  Park at Countryside(1)               Port Orange, FL           120            647,000         2,616,648            3,263,648
  The Retreat(3)                       Atlanta, GA               226          1,800,000         7,315,697            9,115,697
  Jackson Park Place(1)                Fresno, CA                296          1,400,000        10,709,534           12,109,534
  Park Trace Apartments(1)             Norcross, GA              260          2,246,000        11,789,810           14,035,810
		Littlestone at Village Green (1)					Gallatin, TN														200												508,000								10,055,528											10,563,528
		St. Andrews	at Westwood Apartments(1)Orlando, FL															259										1,617,200								14,262,540  				     15,879,740
		The Hunt Apartments	(1)														Oklahoma City, OK									216												550,000									7,061,832												7,611,832
		Greenbriar Apartments	(1)												Tulsa, OK																	120												648,000									3,674,738												4,322,738
                                                                                                              -----------------
                                                                                                                   112,223,723
  Less accumulated depreciation                                                                                    (13,223,826)
                                                                                                              -----------------
  Balance at March 31, 1999                                                                               				$  		 98,999,897
                                                                                                              =================

(1) Property is encumbered as described in Note 5.
(2) Represents square feet.
(3) Property serves as collateral for $12,200,000 of multifamily revenue refunding bonds issued on Jefferson Place. The Partnership is an affiliate of the general partner of the partnership which owns Jefferson Place.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

5.  Bonds Payable and Mortgage Notes Payables

Bonds and mortgage notes payable were originated by the Partnership through the issuance of tax-exempt refunding bonds or were assumed by the Partnership in connection with the acquisition of multifamily housing properties. Bonds and mortgage notes payable at March 31, 1999, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of              range from $224,000     $  	2,570,000
 					    																																				principal and/or interest           to $228,000
                                      		      are due each March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of              range from $266,000         3,310,000
 Park at Countryside               		         principal and/or interest           to $276,000
                                    		        are due each March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of              $658,000 								        	 12,410,000
 and Park Trace Apartments         		         interest are due each May 1
                                   		         and November 1

Jackson Park Place        5.80%  			12/1/2027 monthly payment of                  $611,901                   	8,368,503
                                  		          principal and interest
                                  		          are due the 1st of each month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$650,033																			13,090,000
	St Andrews at																																interest are due each
	Westwood Apartments																										March 1 and September 1																																					-------------
																																																																																																													39,748,503

Mortgage Notes Payable:
Littlestone
	at Village Green									7.68%					9/15/2005	Monthly payment of 																		$542,921																			5,703,167
																																														principal and interest
																																														are due the 15th of each month

The Hunt Apartments							3.00%(1)		4/1/2020		Monthly payments of interest									interest only														6,930,000
																																														are due the 1st of each month

Greenbriar Apartments					3.15%(1)		3/15/2005	Monthly payments of interest									interest only														4,045,000
																																														are due the 15th of each month

																																																																																																										-------------
																																																																																																													16,678,167
                                                              																						                    			-------------
Balance at March 31, 1999				 																																														 			                    		 $ 				56,426,670
																																																																																																											=============
(1) Weekly floating rate.  The mortgage note is also collateralized by cash
				slightly in excess of the mortgage balance.
















AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 for the three months ending March 31,1999 was $468,480.
AFCA 4 or an affiliate also paid $30,855 (for the three months ended March 31, 1999) in costs capitalized by the Partnership during 1999 which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the acquisition of real estate. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 for the three months ended March 31, 1999 was $167,737.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. There were no acquisition fees incurred during the three months ended March 31, 1999.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned by the Partnership. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $205,426 for the three months ended March 31, 1999.

7. Subsequent Event

On April 27, 1999, the Partnership acquired Oakwell Farms Apartments, a 414-unit apartment complex located in Nashville, Tennessee. The property was acquired for approximately $17.7 million and was financed with a 10-year mortgage loan in the amount of $12,975,000 bearing interest at 6.935% and with cash-on-hand.

































     Item 2.  Management's Discussion and Analysis of Financial Condition and
														Results of Operations

Liquidity and Capital Resources

The Partnership's principal capital resources at March 31, 1999 consisted of twelve apartment complexes and one office/warehouse facility which had a combined depreciated cost of $98,999,897 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of March 31, 1999:


                                                                                          Number      Percentage
                                                                           Number       of Units        of Units
Property Name                          Location                          of Units       Occupied        Occupied
-------------------------------        -----------------------          ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                           296            293             99%
Covey at Fox Valley                    Aurora, IL                           216            214             99%
The Park at Fifty Eight                Chattanooga, TN                      196            194             99%
Shelby Heights                         Bristol, TN                          100             83             83%
Coral Point                            Mesa, AZ                             336            314             93%
Park at Countryside                    Port Orange, FL                      120            119             99%
The Retreat                            Atlanta, GA                          226            214             95%
Park Trace Apartments                  Norcross, GA                         260            235             90%
Littlestone at Village Green 										Gallatin, TN																									200												186													93%
St. Andrews at Westwood Apartments					Orlando, FL																										259												244													94%
The Hunt Apartments																				Oklahoma City, OK																				216												202													94%
Greenbriar Apartments																		Tulsa, OK																												120												114													95%
                                                                        ----------     ----------     -----------
                                                                          2,545          2,412             95%
                                                                        ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                      72,002(1)      44,300(1)          62%
                                                                        ==========     ==========     ===========

(1) Represents square feet.

Four of the apartment complexes and the office/warehouse facility were acquired by the Partnership through a merger with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership) on August 20, 1996. The Partnership also acquired three tax-exempt mortgage bonds secured by additional apartment complexes as a result of the merger which were subsequently sold or otherwise disposed of. Seven of the apartment complexes were purchased by the Partnership since the merger and one property was acquired through delivery of a deed in lieu of foreclosure of one of the former tax-exempt bonds that the Partnership held on such property.

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

The Partnership has borrowed a total of $40,205,000 through the issuance of five tax-exempt mortgage bonds. As of March 31, 1999, the aggregate outstanding principal balances of these bonds equaled $39,748,503. The principal of two of the bonds does not amortize and is due in full at maturity. Maturity dates range from November 2007 to December 2027. These bonds bear interest at rates ranging from 4.96% to 6.65% per annum. Each bond is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on the bonds are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

The Partnership has also assumed a taxable mortgage loan in connection with the acquisition of Littlestone at Village Green Apartments. As of March 31, 1999, the outstanding balance of this mortgage loan was $5,703,167. This mortgage loan bears interest at the rate of 7.68% per annum. In connection with the acquisition of The Hunt Apartments and Greenbriar Apartments, the Partnership assumed tax-exempt mortgage loans. As of March 31, 1999, the aggregate outstanding balance of these mortgage loans was $10,975,000. The mortgage loans bear interest at floating rates which were 3.00% and 3.15% at March 31, 1999.

In addition to making property acquisitions, the Partnership requires cash to pay its operating expenses and for periodic distributions to its BUC holders. On April 1, 1999, the Partnership increased the annual distribution rate from $.80 per BUC ($.0667 per month) to $.85 per BUC ($.0708) effective with the April distribution payable in May. The following table sets forth information regarding cash distributions paid to BUC holders during the periods shown:

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                          For the Three         For the Three
                                                                                           Months Ended          Months Ended
                                                                                         March 31, 1999        March 31, 1998
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                  $        .0209       $         .0697
	Return of capital                                                                           					.1792                 .1178
                                                                                         ---------------       ---------------
                                                                                         $        .2001        $        .1875
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .2001      $   		     .1875
                                                                                         ===============       ===============

The principal sources of cash available for the payment of expenses and distributions are: (i) net rental revenues generated by the Partnership's real estate, (ii) interest income earned on temporary investments and (iii) undistributed cash held by the Partnership. Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash. The Partnership believes that cash-on-hand and cash provided by net rental income and interest income will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. However, the Partnership currently does not anticipate entering into such arrangements for purposes of paying expenses and making distributions. However, in connection with the acquisition of additional real estate, the Partnership does expect to borrow additional amounts through the issuance of tax-exempt mortgage bonds or through the assumption of existing taxable mortgage debt. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

Asset Quality

It is the policy of the Partnership to make a periodic review of its real estate and adjust, when necessary, the carrying value of such real estate. Each real estate property held by the Partnership is recorded at the lower of cost or fair value. Fair value is based on management's best estimate of the net realizable value of the properties. The carrying value of each real estate property owned by the Partnership is adjusted when there are significant declines in the estimated net realizable value.

Internal property valuations and reviews performed during the three months ended March 31, 1999, indicated that the real estate recorded on the balance sheet at March 31, 1999, required no adjustments to the current carrying amount.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                        For the Three      	For the Three         	 	Increase
                                                                     	   Months Ended       	Months ended           (Decrease)
																																																																							March 31, 1999						March 31, 1998											From 1998
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $    4,584,250      $    3,089,924      $    1,494,326
Mortgage bond investment income                                               			-          				 	277,564   			   	  (277,564)
Interest income on temporary cash investments                                 168,602            	 74,350           	  94,252
                                                                       ---------------     ---------------     ---------------
                                                                            4,752,852           3,441,838         		1,311,014
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              2,113,404           1,485,232             628,172
Depreciation                                                                  933,901             614,274           	 319,627
Interest expense                                                              793,736             430,752          	  362,984
General and administrative expenses                                           433,478             337,473            	 96,005
																																																																							---------------     ---------------     ---------------
                              																																													 4,274,519	          2,867,731        	  1,406,788
                                                                       ---------------     ---------------     ---------------
Net income                                                             $   			478,333    	  $     574,107    	$ 		    (95,774)
                                                                       ===============     ===============     ===============

Rental income increased $1,494,326 for the three months ended March 31, 1999, compared to the same period in 1998. The increase is primarily attributable to: (i) a $523,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $381,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iii) a $286,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (iv) a $178,000 increase due to the acquisition of Greenbriar Apartments in December 1998, and (v) a $126,000 increase in rental income at the Partnership's other properties.

The Partnership earned $277,564 of mortgage bond investment income during the three months ended March 31, 1998. Due to the sale of the tax-exempt bond secured by Avalon Ridge on May 1, 1998, the Partnership earned no such income during the three months ended March 31, 1999.

Interest income on temporary cash investments increased $94,252 for the three months ended March 31, 1999, compared to the same period in 1998 due primarily to an increase in the average cash balance. The increase in the average cash balance is attributable primarily to the temporary investment of proceeds from the offerings of multifamily housing revenue refunding bonds and proceeds received from the disposition of the Avalon Ridge mortgage bond.

Real estate operating expenses increased $628,172 for the three months ended March 31, 1999, compared to the same period in 1998. This increase is attributable to: (i) a $233,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $164,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iii) a $100,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (iv) an $81,000 increase from the acquisition of Greenbriar Apartments in December 1998; and (v) a $50,000 increase in the real estate operating expenses at the Partnerships other properties.

Depreciation expense increased $319,627 for the three months ended March 31, 1999, compared to the same period in 1998. The increase is primarily attributable to: (i) a $130,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $93,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iii) a $64,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; and (iv) a $33,000 increase in depreciation expense from the acquisition of Greenbriar Apartments in December 1999.

Interest expense increased $362,984 for the three months ended March 31, 1999, compared to the same period in 1998 due to: (i) interest of $171,000 incurred on bonds payable of $13,090,000 issued in April 1998; (ii) interest of $110,000 incurred on the mortgage note payable on Littlestone at Village Green; (iii) interest of $42,000 incurred on the mortgage note payable on Greenbriar Apartments; (iv) interest of $33,000 incurred on the mortgage note payable on The Hunt Apartments and (v) a $7,000 increase in interest expense on the Partnership's other debt obligations.

General and administrative expenses for the three months ended March 31, 1999 increased $96,005 compared to the same period of 1998. This increase is primarily due to: (i) an increase of approximately $56,000 in administrative fees resulting from the acquisition of additional properties during 1998, (ii) an increase of approximately $28,000 in salaries and related expenses, and
(iii) an increase of $12,000 in other general and administrative expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Partnership's market risk since December 31, 1998.

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
																				Securities Exchange Act of 1934 by America First Apartment
																				Investors, L.P. (Commission File No. 0-20737))

              10(h) Indenture of Trust, dated March 1, 1998, between The
                    Industrial Development Authority of the County of Maricopa
                    and UMB Bank, N.A. (Coral Point Apartments Project) Series
                    1998A and 1998B.  (incorporated herein by reference to Form
																			 10-Q dated June	30, 1998 filed pursuant to Section 13 or
																				15(d) of the	Securities Exchange Act of 1934 by America
																				First Apartment Investors, L.P. (Commission File No.
																				0-20737))

														27.  	Financial Data Schedule

          (b)  Reports on Form 8-K

               The Registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1999					     AMERICA FIRST APARTMENT INVESTORS, L.P.

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