Form 10-Q
period 1999-06-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 1999-08-13
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1999 or

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
CONSOLIDATED BALANCE SHEETS

                                                                                           	  June 30, 1999       Dec. 31, 1998
																																																																																															(unaudited)
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value 								                                                         $   15,432,318	     $  19,694,420
 Investment in real estate, net of accumulated depreciation (Note 4)                            115,879,289									99,915,375
 Other assets                                                                                    	2,181,101										1,908,591
                                                                                             --------------      --------------
                                                                                             $  133,492,708      $ 121,518,386
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 6)                                             $   	5,035,836      $   4,622,741
  Bonds and mortgage notes payable (Note 5)                                                     	69,302,246									56,600,662
  Distribution payable (Note 3)                                                                    	372,928												351,163
                                                                                             --------------      --------------
                                                                                                	74,711,010									61,574,566
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    29,167													21,129
  Beneficial Unit Certificate Holders
  ($11.27 per BUC in 1999 and $11.50 in 1998)                                                  		58,752,531									59,922,691
                                                                                             --------------      --------------
                                                                                               		58,781,698								 59,943,820
                                                                                             --------------      --------------
                                                                                             $ 	133,492,708	     $ 121,518,386
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Rental income                                      $ 		 	5,182,909    	$    3,257,012      $  			9,767,159     $    6,346,936
 Interest income on temporary cash investments             	108,087            313,555             	276,689            387,905
 Mortgage bond investment income                           				-		             561,637             				-		           		839,201
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	5,290,996          4,132,204           10,043,848          7,574,042
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 Real estate operating expenses                          	2,363,331          1,515,315           	4,476,735          3,000,547
 Depreciation                                             1,031,962            614,273           	1,965,863          1,228,547
 Interest expense                                          	948,161            611,137           	1,741,897          1,041,889
 General and administrative expenses (Note 6)              	415,724            355,938             	849,202            693,411
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	4,759,178          3,096,663           	9,033,697          5,964,394
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                              				531,818    		    1,035,541          		1,010,151    		    1,609,648

Other comprehensive income
 Unrealized holding gains arising
	 during the period																																												-													5,748,474																	-													5,748,474
                                                    ---------------     ---------------     ---------------     ---------------
Net comprehensive income																												$							531,818					$				6,784,015						$					1,010,151					$				7,358,122
                                                    ===============     ===============     ===============     ===============


Net income allocated to:
 General Partner                                    $       	15,638     $       16,498      $       	29,760     $       28,382
 BUC Holders                                             			516,180          1,019,043        		   	980,391          1,581,266
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $    			531,818     $    1,035,541      $    	1,010,151     $    1,609,648
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          	.10     $          .19      $          	.19     $          .30
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding             	 5,212,167          5,212,167          	 5,212,167          5,212,167
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(UNAUDITED)

                                                        General										Beneficial Unit
                                                        Partner      			Certificate Holders 										Total
                                                    ------------     			------------------- ---------------
Partners' Capital
Balance at December 31, 1998                             21,129          								59,922,691   			59,943,820
Net income                                               29,760            					 			980,391	    		1,010,151
Cash distributions paid or accrued (Note 3)
 Income                                                 (21,722)        		 								(184,688)  				 (206,410)
 Return of capital                                         -           										(1,965,863)  			(1,965,863)
                                                   	------------    				-------------------  	--------------
Balance at June 30, 1999					                       $    29,167  							$ 						 58,752,531	$ 		 58,781,698
                                                    ============     			=================== 	===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            																			 For the Six     		  For the Six
                                                                            																			Months Ended        Months Ended
                                                                         																					June 30, 1999   		  June 30, 1998
                                                                        																				---------------     ---------------
Cash flows from operating activities
 Net income 						                                                      																				$   		1,010,151					$			1,609,648
  Adjustments to reconcile net income to net cash
   provided by operating activities
				Depreciation                                                             																				 1,965,863									1,228,547
    Amortization                                                               																				  	 -														 73,098
    Increase in other assets                                        																															(243,753)										(62,070)
    Increase (decrease) in accounts payable and accrued expenses               																					413,095										(187,072)
                                                                        																				---------------     ---------------
 Net cash provided by operating activities                              																				    		3,145,356									3,036,295
                                                                        																				---------------     ---------------
Cash flows from investing activities
 Acquisition of real estate                                                																			  (17,881,484)						  	   5,087
 Real estate capital improvements                                           																			  			(48,293)											(1,653)
 Proceeds from disposition of mortgage bond																																																												-											18,755,000
                                                                        																				---------------     ---------------
 Net cash (used in) provided by investing activities                    																			  		 (17,929,777)					  18,758,434
                                                                        																				---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         																					(2,150,508)							(1,974,305)
 Bond issuance and line of credit costs paid                                																							 (28,757)									(252,628)
 Principal payments on bonds and mortgage notes payable                                   									(273,416)									(173,417)
 Proceeds from issuance of mortgage notes and bonds payable																																						12,975,000								13,090,000
                                                                        																				---------------     ---------------
 Net cash provided by financing activities     										            																							  			10,522,319								10,689,650
                                                                        																				---------------     ---------------
Net (decrease) increase in cash and temporary cash investments 	            																				 (4,262,102)							32,484,379
Cash and temporary cash investments at beginning of period                  																	  		19,694,420									7,879,934
                                                                        																				---------------     ---------------
Cash and temporary cash investments at end of period                    																				$   	15,432,318					$		40,364,313
                                                                        																				===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                 																		$     1,554,936					$				 701,229
                                                                        																				===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

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

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1999, and results of operations for all periods presented have been made.

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

4. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         4,041,377            5,337,379
  The Park at Fifty Eight(1)   	       Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights(1)                    Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point(1)                       Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
  Park at Countryside(1)               Port Orange, FL           120            647,000         2,616,648            3,263,648
  The Retreat(3)                       Atlanta, GA               226          1,800,000         7,315,697            9,115,697
  Jackson Park Place(1)                Fresno, CA                296          1,400,000        10,709,534           12,109,534
  Park Trace Apartments(1)             Norcross, GA              260          2,246,000        11,789,810           14,035,810
		Littlestone at Village Green (1)					Gallatin, TN														200												508,000								10,055,528											10,563,528
		St. Andrews	at Westwood Apartments(1)Orlando, FL															259										1,617,200								14,262,540  				     15,879,740
		The Hunt Apartments	(1)														Oklahoma City, OK									216												550,000									7,067,481												7,617,481
		Greenbriar Apartments	(1)												Tulsa, OK																	120												648,000									3,676,512												4,324,512
		Oakwell Farms Apartments (1)									Nashville, TN													414										1,946,000								15,912,224											17,858,224
                                                                                                              -----------------
                                                                                                                   130,135,077
  Less accumulated depreciation                                                                                    (14,255,788)
                                                                                                              -----------------
  Balance at June 30, 1999                                                                              	 				$  		115,879,289
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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

5.  Bonds Payable and Mortgage Notes Payables

Bonds and mortgage notes payable were originated by the Partnership through the issuance of tax-exempt refunding bonds or were originated or assumed by the Partnership in connection with the acquisition of multifamily housing properties. Bonds and mortgage notes payable at June 30, 1999, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of              range from $224,000     $  	2,570,000
 					    																																				principal and/or interest           to $228,000
                                      		      are due each March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of              range from $266,000         3,310,000
 Park at Countryside               		         principal and/or interest           to $276,000
                                    		        are due each March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of              $658,000 								        		12,410,000
 and Park Trace Apartments         		         interest are due each May 1
                                   		         and November 1

Jackson Park Place        5.80%  			12/1/2027 monthly payment of                  $611,901                   	8,339,999
                                  		          principal and interest
                                  		          are due the 1st of each month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$650,033																			13,090,000
	St Andrews at																																interest are due each
	Westwood Apartments																										March 1 and September 1																																					-------------
																																																																																																													39,719,999

Mortgage Notes Payable:
Littlestone															7.68%					9/15/2005	Monthly payment of 																		$542,921																			5,676,769
 at Village Green																													principal and interest
																																														are due the 15th of each month

The Hunt Apartments							3.00%(1)		4/1/2020		Monthly payments of interest									interest only														6,930,000
																																														are due the 1st of each month

Greenbriar Apartments					3.15%(1)		3/15/2005	Monthly payments of principal and				$70,000	plus interest						4,011,250
																																														interest are due the 15th of
																																													 each month

Oakwell Farms 												6.935%				5/01/2009	Monthly payments of principal								$1,029,088																12,964,228
 Apartments																																			and interest are due the 1st
																																														of each month
																																																																																																										-------------
																																																																																																													29,582,247
                                                              																						                    		-------------
Balance at June 30, 1999				 																																														 			                    		 				$		69,302,246
																																																																																																										=============
(1) Weekly floating rate.  The mortgage note is also collateralized by cash
				slightly in excess of the mortgage balance.











AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 for the quarter and six months ended June 30, 1999, was $172,943 and $641,423, respectively. AFCA 4 or an affiliate also paid $31,108 and $61,963 for the quarter and six months ended June 30, 1999, respectively, in costs capitalized by the Partnership which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the acquisition of real estate. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 for the quarter and six months ended June 30, 1999, was $184,879 and $352,616, respectively.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. AFCA 4 earned acquisition fees of $218,239 during the quarter and six months ended June 30, 1999.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned by the Partnership. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $230,333 and $435,759 for the quarter and six months ended June 30, 1999, respectively.








































     Item 2.  Management's Discussion and Analysis of Financial Condition and
														Results of Operations

Liquidity and Capital Resources

The Partnership's principal capital resources at June 30, 1999 consisted of 13 apartment complexes and one office/warehouse facility which had a combined depreciated cost of $115,879,289 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of June 30, 1999:


                                                                                          Number      Percentage
                                                                           Number       of Units        of Units
Property Name                          Location                          of Units       Occupied        Occupied
-------------------------------        -----------------------          ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                           296            291             98%
Covey at Fox Valley                    Aurora, IL                           216            215            100%
The Park at Fifty Eight                Chattanooga, TN                      196            193             98%
Shelby Heights                         Bristol, TN                          100             96             96%
Coral Point                            Mesa, AZ                             336            325             97%
Park at Countryside                    Port Orange, FL                      120            115             96%
The Retreat                            Atlanta, GA                          226            220             97%
Park Trace Apartments                  Norcross, GA                         260            252             97%
Littlestone at Village Green 										Gallatin, TN																									200												187													94%
St. Andrews at Westwood Apartments					Orlando, FL																										259												248													96%
The Hunt Apartments																				Oklahoma City, OK																				216												216												100%
Greenbriar Apartments																		Tulsa, OK																												120												116													97%
Oakwell Farms	Apartments															Nashville, TN																								414												393													95%
                                                                        ----------     ----------     -----------
                                                                          2,959          2,867             97%
                                                                        ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                      72,002(1)      41,809(1)          58%
                                                                        ==========     ==========     ===========

(1) Represents square feet.

Four of the apartment complexes and the office/warehouse facility were acquired by the Partnership through a merger with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership) on August 20, 1996. The Partnership also acquired three tax-exempt mortgage bonds secured by additional apartment complexes as a result of the merger which were subsequently sold or otherwise disposed of. Eight of the apartment complexes were purchased by the Partnership since the merger and one property was acquired through delivery of a deed in lieu of foreclosure of one of the former tax-exempt bonds that the Partnership held on such property.

The principal sources of funds used by the Partnership to finance the acquisition of additional apartment complexes are: (i) proceeds from the issuance of tax exempt mortgage bonds secured by the Partnership's existing and/or the acquired apartment complexes, (ii) the net proceeds from the sale or disposition of tax-exempt bonds acquired in the merger with the Prior Partnership and (iii) the assumption of existing indebtedness or origination of new debt on properties acquired.

The Partnership has borrowed a total of $40,205,000 through the issuance of five tax-exempt mortgage bonds. As of June 30, 1999, the aggregate outstanding principal balances of these bonds equaled $39,719,999. The principal of two of the bonds does not amortize and is due in full at maturity. Maturity dates range from November 2007 to December 2027. These bonds bear interest at rates ranging from 4.96% to 6.65% per annum. Each bond is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on the bonds are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

The Partnership also assumed a taxable mortgage loan in connection with the acquisition of Littlestone at Village Green Apartments. As of June 30, 1999, the outstanding balance of this mortgage loan was $5,676,769. This mortgage loan bears interest at the rate of 7.68% per annum. In connection with the acquisition of The Hunt Apartments and Greenbriar Apartments, the Partnership assumed tax-exempt mortgage loans. As of June 30, 1999, the aggregate outstanding balance of these mortgage loans was $10,941,250. The mortgage loans bear interest at floating rates which were 3.00% and 3.15% at June 30, 1999. The Partnership originated a mortgage loan in connection with the acquisition of Oakwell Farms Apartments. Such mortgage loan bears interest at 6.935% and had a principal balance of $12,964,228 at June 30, 1999.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                         		 For the Six     		    For the Six
                                                                                           Months Ended          Months Ended
                                                                                       	  June 30, 1999      	  June 30, 1998
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                  $        .0353       	$        .1393
	Return of capital                                                                           					.3772                 .2357
                                                                                         ---------------       ---------------
                                                                                         $        .4125	      	$        .3750
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .4125		      $        .3750
                                                                                         ===============       ===============

The principal sources of cash available for the payment of expenses and distributions are: (i) net rental revenues generated by the Partnership's real estate, (ii) interest income earned on temporary investments and (iii) undistributed cash held by the Partnership. Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash. The Partnership believes that cash-on-hand and cash provided by net rental income and interest income will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. However, the Partnership currently does not anticipate entering into such arrangements for purposes of paying expenses and making distributions. However, in connection with the acquisition of additional real estate, the Partnership does expect to borrow additional amounts through the issuance of tax-exempt mortgage bonds, through the assumption of existing taxable mortgage debt or the origination of new long-term debt. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

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

Internal property valuations and reviews performed during the six months ended June 30, 1999, indicated that the real estate recorded on the balance sheet at June 30, 1999, required no adjustments to the current carrying amount.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                      		 				 For the  		    					For the        		 	Increase
                                                                     	  Quarter Ended      	Quarter Ended           (Decrease)
																																																																								June 30, 1999							June 30, 1998											From 1998
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $    5,182,909  	   $    3,257,012      $   	1,925,897
Interest income on temporary cash investments                                	108,087            	313,555           	(205,468)
Mortgage bond investment income                                               			-          				 	561,637   			   	  (561,637)
                                                                       ---------------     ---------------     ---------------
                                                                            5,290,996           4,132,204         		1,158,792
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              2,363,331           1,515,315             848,016
Depreciation                                                                1,031,962	            614,273           	 417,689
Interest expense                                                              948,161	            611,137          	  337,024
General and administrative expenses                                           415,724             355,938            	 59,786
																																																																							---------------     ---------------     ---------------
                              																																												 	4,759,178	          3,096,663        	  1,662,515
                                                                       ---------------     ---------------     ---------------
Net income                                                             $   			531,818    	  $   1,035,541    	$ 		   (503,723)
                                                                       ===============     ===============     ===============

                                                                      		  For the Six  		    	For the Six         	 	Increase
                                                                     	   Months Ended       	Months Ended           (Decrease)
																																																																								June 30, 1999							June 30, 1998											From 1998
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $    9,767,159   	  $    6,346,936      $   		3,420,223
Interest income on temporary cash investments                                	276,689            	387,905           	 (111,216)
Mortgage bond investment income                                               			-          				 	839,201   			   	   (839,201)
                                                                       ---------------     ---------------     ---------------
                                                                           10,043,848           7,574,042         		 2,469,806
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              4,476,735           3,000,547            1,476,188
Depreciation                                                                1,965,863	          1,228,547           	  737,316
Interest expense                                                            1,741,897	          1,041,889          	   700,008
General and administrative expenses                                           849,202             693,411            	 155,791
																																																																							---------------     ---------------     ---------------
                              																																													 9,033,697	          5,964,394        	   3,069,303
                                                                       ---------------     ---------------     ---------------
Net income                                                             $   	1,010,151    	  $   1,609,648    		$ 		   (599,497)
                                                                       ===============     ===============     ===============

Rental income increased $1,925,897 for the quarter ended June 30, 1999, compared to the same period in 1998. This increase is primarily attributable to: (i) a $553,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $458,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999; (iii) a $395,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $297,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) a $191,000 increase due to the acquisition of Greenbriar Apartments in December 1998, and (vi) a $32,000 increase in rental income at the Partnership's other properties.

Rental income increased $3,420,223 for the six months ended June 30, 1999, compared to the same period in 1998. This increase is primarily attributible to: (i) a $1,076,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $777,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iii) a $583,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (iv) a $458,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999; (v) a $369,000 increase due to the acquisition of Greenbriar Apartments in December 1998, and (vi) a $157,000 increase in rental income at the Partnership's other properties.

Interest income on temporary cash investments decreased $205,468 and $111,216 for the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998 due primarily to a decrease in the average cash balance. The decrease in the average cash balance is attributable to withdrawals made from Partnership reserves to acquire additional apartment complexes.

The Partnership earned $561,637 and $839,201 of mortgage bond investment income during the quarter and six months ended June 30, 1998, respectively, of which approximately $436,000 represented past due base interest which was received in conjunction with the sale of the tax-exempt bond secured by Avalon Ridge on May 1, 1998. Due to such sale, the Partnership earned no such income during the quarter and six months ended June 30, 1999.

Real estate operating expenses increased $848,016 for the quarter ended June 30, 1999, compared to the same period in 1998. This increase is attributable to: (i) a $253,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $185,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iii) a $156,000 increase from the acquisition of Oakwell Farms Apartments in April 1999; (iv) a $109,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) an $98,000 increase from the acquisition of Greenbriar Apartments in December 1998; and, (vi) a $47,000 increase in real estate operating expenses at the Partnerships other properties.

Real estate operating expenses increased $1,476,188 for the six months ended June 30, 1999, compared to the same period in 1998. This increase is attributable to: (i) a $486,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $350,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iii) a $209,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (iv) an $180,000 increase from the acquisition of Greenbriar Apartments in December 1998; and (v) a $156,000 increase from the acquisition of Oakwell Farms Apartments in April 1999; and, (vi) a $95,000 increase in real estate operating expenses at the Partnerships other properties.

Depreciation expense increased $417,689 for the quarter ended June 30, 1999, compared to the same period in 1998. This increase is primarily attributable to: (i) a $129,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $98,000 increase in depreciation expense from the acquisition of Oakwell Farms Apartments in April 1999; (iii) a $92,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $66,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; and (v) a $33,000 increase in depreciation expense from the acquisition of Greenbriar Apartments in December 1999.

Depreciation expense increased $737,316 for the six months ended June 30, 1999, compared to the same period in 1998. This increase is primarily attributable to: (i) a $259,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $185,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iii) a $128,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (iv) a $98,000 increase in depreciation expense from the acquisition of Oakwell Farms Apartments in April 1999; and (v) a $67,000 increase in depreciation expense from the acquisition of Greenbriar Apartments in December 1999.

Interest expense increased $337,024 for the quarter ended June 30, 1999, compared to the same period in 1998. This increase is due to: (i) interest of $165,000 incurred on the mortgage note payable on Oakwell Farms Apartments;
(ii) interest of $109,000 incurred on the mortgage note payable on Littlestone at Village Green; (iii) interest of $59,000 incurred on the mortgage note payable on The Hunt Apartments; (iv) interest of $25,000 incurred on the mortgage note payable on Greenbriar Apartments offset by (v) a decrease of $21,000 in interest expense on the Partnerships other debt obligations.

Interest expense increased $700,008 for the six months ended June 30, 1999, compared to the same period in 1998. This increase is due to: (i) interest of $219,000 incurred on the mortgage note payable on Littlestone at Village Green; (ii) an increase of $173,000 in interest expense incurred on bonds payable of $13,090,000 issued in April 1998; (iii) interest of $165,000 incurred on the mortgage note payable on Oakwell Farms Apartments; (iv) interest of $110,000 incurred on the mortgage note payable on The Hunt Apartments; (v) interest of $67,000 incurred on the mortgage note payable on Greenbriar Apartments; and (vi) a $34,000 decrease in interest expense on the Partnership's other debt obligations.

General and administrative expenses increased $59,786 and $155,791 for the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increase for the quarter is primarily due to an increase of approximately $74,000 in administrative fees resulting from the acquisition of additional properties offset by an overall decrease of approximately $14,000 in other general and administrative expenses. The increase for the six months is primarily due to: (i) an increase of approximately $130,000 in administrative fees resulting from the acquisition of additional properties;
(ii) an increase of approximately $30,000 in salaries and related expenses, partially offset by (iii) a decrease of approximately $4,000 in other general and administrative expenses.

Excluding the $436,000 of non-recurring mortgage bond investment income received during the quarter and six months ended June 30, 1998, as discussed above, funds from operations (net income plus depreciation of real estate assets) increased approximately $350,000 or 29% and $574,000 or 24%, respectively, for the quarter and six months ended June 30, 1999 compared to the same periods in 1998.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by early in the final quarter of 1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by early in the final quarter of 1999.

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

Dated:  August 13, 1999			    AMERICA FIRST APARTMENT INVESTORS, L.P.

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