Form 10-Q
period 1999-09-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 1999-11-12
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1999 or

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
CONSOLIDATED BALANCE SHEETS

                                                                                      	  				Sept. 30, 1999       Dec. 31, 1998
																																																																																															(unaudited)
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value 								                                                         $   16,114,675	     $  19,694,420
 Investment in real estate, net of accumulated depreciation (Note 4)                            114,832,698									99,915,375
 Other assets                                                                                    	1,697,200										1,908,591
                                                                                             --------------      --------------
                                                                                             $  132,644,573      $ 121,518,386
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 6)                                             $   	4,895,830      $   4,622,741
  Bonds and mortgage notes payable (Note 5)                                                     	69,182,476									56,600,662
  Distribution payable (Note 3)                                                                    	372,928												351,163
                                                                                             --------------      --------------
                                                                                                	74,451,234									61,574,566
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    34,399													21,129
  Beneficial Unit Certificate Holders
  ($11.16 per BUC in 1999 and $11.50 in 1998)                                                 			58,158,940									59,922,691
                                                                                             --------------      --------------
                                                                                               		58,193,339								 59,943,820
                                                                                             --------------      --------------
                                                                                             $ 	132,644,573	     $ 121,518,386
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999      Sept. 30, 1998
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Rental income                                      $ 		 	5,545,131	   	$    3,413,418      $  		15,312,290     $    9,760,354
 Interest income on temporary cash investments             	159,253            495,924      								435,942    							 883,829
 Mortgage bond investment income                           				-		                -                				-		           		839,201
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	5,704,384          3,909,342          	15,748,232   	     11,483,384
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 Real estate operating expenses                          	2,699,080          1,614,811           	7,175,815          4,615,358
 Depreciation                                             1,111,550            614,274           	3,077,413          1,842,821
 Interest expense                                         1,028,895            579,667           	2,770,792	         1,621,556
 General and administrative expenses (Note 6)              	334,434            352,414            1,183,636          1,045,825
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	5,173,959          3,161,166           14,207,656          9,125,560
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                              				530,425    		      748,176          		1,540,576    		    2,357,824

Other comprehensive income
 Unrealized holding gains arising
	 during the period																																												-													     -   																	-													5,748,474
                                                    ---------------     ---------------     ---------------     ---------------
Net comprehensive income																												$							530,425					$				  748,176						$					1,540,576					$				8,106,298
                                                    ===============     ===============     ===============     ===============


Net income allocated to:
 General Partner                                    $       	16,420     $       13,624      $       	46,180     $       42,006
 BUC Holders                                             			514,005          		734,552        	   1,494,396          2,315,818
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $    			530,425     $      748,176      $    	1,540,576     $    2,357,824
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          	.10     $          .14      $          	.29     $          .44
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding             	 5,212,167          5,212,167          	 5,212,167          5,212,167
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)

                                                        General										Beneficial Unit
                                                        Partner      			Certificate Holders 										Total
                                                    ------------     			------------------- ---------------
Partners' Capital
Balance at December 31, 1998                        $    21,129         $								59,922,691 $ 			59,943,820
Net income                                               46,180      					 				   1,494,396							1,540,576
Cash distributions paid or accrued (Note 3)
 Income                                                 (32,910)        		 								(180,734)  				 (213,644)
 Return of capital                                         -           										(3,077,413)  			(3,077,413)
                                                   	------------    				-------------------  	--------------
Balance at September 30, 1999	                      $    34,399  							$ 						 58,158,940	$ 		 58,193,339
                                                    ============     			=================== 	===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            																		 For the Nine     	  For the Nine
                                                                            																			Months Ended        Months Ended
                                                                         																				Sept. 30, 1999   	  Sept. 30, 1998
                                                                        																				---------------     ---------------
Cash flows from operating activities
 Net income 						                                                      																				$   		1,540,576					$			2,357,824
  Adjustments to reconcile net income to net cash
   provided by operating activities
				Depreciation                                                             																				 3,077,413									1,842,821
    Amortization                                                               																				  	 -														114,029
    Decrease (increase) in other assets                                        																					379,427										(252,647)
    Increase in accounts payable and accrued expenses											               																					273,089											848,188
                                                                        																				---------------     ---------------
 Net cash provided by operating activities                              																				    		5,270,505									4,910,215
                                                                        																				---------------     ---------------
Cash flows from investing activities
 Acquisition of real estate                                                																			  (17,932,029)						(20,490,128)
 Real estate capital improvements                                           																			  			(62,707)											(3,135)
 Proceeds from disposition of mortgage bond																																																												-											18,755,000
                                                                        																				---------------     ---------------
 Net cash used in investing activities                    																																	  		 (17,994,736)					  (1,738,263)
                                                                        																				---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         																					(3,269,292)							(2,961,457)
 Bond issuance and line of credit costs paid                                																						 (168,036)									(265,229)
 Principal payments on bonds and mortgage notes payable                                   									(393,186)									(183,051)
 Proceeds from issuance of mortgage notes and bonds payable																																						12,975,000								13,090,000
                                                                        																				---------------     ---------------
 Net cash provided by financing activities     										            																							  				9,144,486									9,680,263
                                                                        																				---------------     ---------------
Net (decrease) increase in cash and temporary cash investments 	            																				 (3,579,745)							12,852,215
Cash and temporary cash investments at beginning of period                  																	  		19,694,420									7,879,934
                                                                        																				---------------     ---------------
Cash and temporary cash investments at end of period                    																				$   	16,114,675					$		20,732,149
                                                                        																				===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                 																		$     2,694,035					$			1,339,946
                                                                        																				===============     ===============
Supplemental disclosure of non-cash financing activity
	Acquisition of real estate through assumption of mortgage note payable																																-								$  	5,754,470
                                                                        																				===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1999, and results of operations for all periods presented have been made.

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

4. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $   	  11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         4,055,791             5,351,793
  The Park at Fifty Eight(1)   	       Chattanooga, TN           196            231,113         4,122,226             4,353,339
  Shelby Heights(1)                    Bristol, TN               100            175,000         2,952,847             3,127,847
  Coral Point(1)                       Mesa, AZ                  336          2,240,000         8,960,000            11,200,000
  Park at Countryside(1)               Port Orange, FL           120            647,000         2,616,648             3,263,648
  The Retreat(3)                       Atlanta, GA               226          1,800,000         7,315,697             9,115,697
  Jackson Park Place(1)                Fresno, CA                296          1,400,000        10,709,534            12,109,534
  Park Trace Apartments(1)             Norcross, GA              260          2,246,000        11,789,810            14,035,810
		Littlestone at Village Green (1)					Gallatin, TN														200												508,000								10,055,528											 10,563,528
		St. Andrews	at Westwood Apartments(1)Orlando, FL															259										1,617,200								14,262,540  				     	15,879,740
		The Hunt Apartments	(1)														Oklahoma City, OK									216												550,000									7,092,949												 7,642,949
		Greenbriar Apartments	(1)												Tulsa, OK																	120												648,000									3,701,137												 4,349,137
		Oakwell Farms Apartments (1)									Nashville, TN													414										1,946,000								15,912,676											 17,858,676
                                                                                                              -----------------
                                                                                                                   	130,200,036
  Less accumulated depreciation                                                                                    	(15,367,338)
                                                                                                              -----------------
  Balance at September 30, 1999                                                                              	 				$114,832,698
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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

5.  Bonds Payable and Mortgage Notes Payables

Bonds and mortgage notes payable were originated by the Partnership through the issuance of tax-exempt refunding bonds or were originated or assumed by the Partnership in connection with the acquisition of multifamily housing properties. Bonds and mortgage notes payable at September 30, 1999, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of              range from $224,000     $  	2,570,000
 					    																																				principal and/or interest           to $228,000
                                      		      are due each March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of              range from $266,000         3,310,000
 Park at Countryside               		         principal and/or interest           to $276,000
                                    		        are due each March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of              $658,000 								        		12,410,000
 and Park Trace Apartments         		         interest are due each May 1
                                   		         and November 1

Jackson Park Place        5.80%					12/1/2007 monthly payment of                  $611,901                   	8,311,080
                                  		          principal and interest
                                  		          are due the 1st of each month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$650,033																			13,090,000
	St. Andrews at																															interest are due each
	Westwood Apartments																										March 1 and September 1

The Hunt Apartments							3.81%(1)		7/1/2004		semiannual payments of interest					interest only															6,930,000
																																														are due each Jan. 1 and July 1

Greenbriar Apartments					3.81%(1)		7/1/2004		semiannual payments of interest					interest only															3,980,000
																																														are due each Jan. 1 and July 1
																																																																																																										-------------
																																																																																																													50,601,080

Mortgage Notes Payable:
Littlestone															7.68%					9/15/2005	Monthly payment of 																	$542,921																				5,649,861
 at Village Green																													principal and interest
																																														are due the 15th of each month


Oakwell Farms 												6.935%				5/01/2009	Monthly payments of principal							$1,029,088																	12,931,534
 Apartments																																			and interest are due the 1st
																																														of each month
																																																																																																										-------------
																																																																																																													18,581,395
                                                              																						                    		-------------
Balance at September 30, 1999				 																																														 			                    		$		69,182,475
																																																																																																										=============

(1) The bonds payable were reissued on July 13, 1999 and have a variable rate
				based on the Bond Market Association (BMA) rate index plus .6%.  For the
			 period from the date the bonds were	reissued, July 13, 1999, to
				September 30, 1999 the rate averaged 3.81%.  The bonds payable are also
				collateralized by cash of $1,166,495 and $670,505 for The Hunt Apartments
			 and Greenbriar Apartments, respectively.






AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of general and administrative expenses reimbursed to AFCA 4 for the quarter and nine months ended September 30, 1999, was $115,262 and $756,685, respectively. AFCA 4 or an affiliate also paid $50,569 and $112,532 for the quarter and nine months ended September 30, 1999, respectively, in costs capitalized by the Partnership which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the acquisition of real estate. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 for the quarter and nine months ended September 30, 1999, was $193,450 and $546,066, respectively.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. AFCA 4 earned acquisition fees of $218,239 during the nine months ended September 30, 1999 (none during the quarter ended September
30, 1999).

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned by the Partnership. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $280,724 and $716,483 for the quarter and nine months ended September 30, 1999, respectively.





































     Item 2.  Management's Discussion and Analysis of Financial Condition and
														Results of Operations

Liquidity and Capital Resources

The Partnership's principal capital resources at September 30, 1999 consisted of 13 apartment complexes and one office/warehouse facility which had a combined depreciated cost of $114,832,698 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of September 30, 1999:


                                                                                          Number      Percentage
                                                                           Number       of Units        of Units
Property Name                          Location                          of Units       Occupied        Occupied
-------------------------------        -----------------------          ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                           296            291             98%
Covey at Fox Valley                    Aurora, IL                           216            209        			  97%
The Park at Fifty Eight                Chattanooga, TN                      196            188        			  96%
Shelby Heights                         Bristol, TN                          100             94             94%
Coral Point                            Mesa, AZ                             336            314             93%
Park at Countryside                    Port Orange, FL                      120            119													99%
The Retreat                            Atlanta, GA                          226            222													98%
Park Trace Apartments                  Norcross, GA                         260            256													98%
Littlestone at Village Green 										Gallatin, TN																									200												192													96%
St. Andrews at Westwood Apartments					Orlando, FL																										259												247													95%
The Hunt Apartments																				Oklahoma City, OK																				216												214													99%
Greenbriar Apartments																		Tulsa, OK																												120												115													96%
Oakwell Farms	Apartments															Nashville, TN																								414												403													97%
                                                                        ----------     ----------     -----------
                                                                          2,959          2,864													97%
                                                                        ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                      72,002(1)      45,109(1)          63%
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

As of September 30, 1999, the Partnership had outstanding borrowings of $50,601,080 which were originated through the issuance of five fixed rate and two variable rate tax-exempt mortgage bonds. The principal of four of the bonds does not amortize and is due in full at maturity. Maturity dates range from July 2004 to March 2022. The five fixed rate bonds bear interest at rates ranging from 4.96% to 6.65% per annum. The two variable rate bonds bear interest at a floating rate based on the Bond Market Association (BMA) index plus .6% and mature in July 2004. Each bond is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on the bonds are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

The Partnership also assumed a taxable mortgage loan in connection with the acquisition of Littlestone at Village Green Apartments. As of September 30, 1999, the outstanding balance of this mortgage loan was $5,649,861. This mortgage loan bears interest at the rate of 7.68% per annum. The Partnership also originated a mortgage loan in connection with the acquisition of Oakwell Farms Apartments. Such mortgage loan bears interest at 6.935% and had a principal balance of $12,931,534 at September 30, 1999.

In addition to making property acquisitions, the Partnership requires cash to pay its operating expenses and for periodic distributions to its BUC holders. On April 1, 1999, the Partnership increased the annual distribution rate from $.80 per BUC ($.0667 per month) to $.85 per BUC ($.0708 per month) effective with the April distribution payable in May. The following table sets forth information regarding cash distributions paid to BUC holders during the periods shown:

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                         	 For the Nine     		   For the Nine
                                                                                           Months Ended          Months Ended
                                                                                       	 Sept. 30, 1999      	 Sept. 30, 1998
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                  $        .0347      		$        .2131
	Return of capital                                                                           					.5904                 .3536
                                                                                         ---------------       ---------------
                                                                                         $        .6251	      	$        .5667
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .6251		      $        .5667
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

Internal property valuations and reviews performed during the nine months ended September 30, 1999, indicated that the real estate recorded on the balance sheet at September 30, 1999, required no adjustments to the current carrying amount.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                      		 				 For the  		    					For the        		 	Increase
                                                                     	  Quarter Ended      	Quarter Ended           (Decrease)
																																																																							Sept. 30, 1999						Sept. 30, 1998											From 1998
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $    	5,545,131 	   $    3,413,418      $   		2,131,713
Interest income on temporary cash investments                                		159,253          		495,924          	  (336,671)
                                                                       ---------------     ---------------     ---------------
                                                                            	5,704,384          3,909,342        	 		1,795,042
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                              	2,699,080          1,614,811            1,084,269
Depreciation                                                                	1,111,550            614,274          	   497,276
Interest expense                                                             1,028,895            579,667          	  	449,228
General and administrative expenses                                           	334,434            352,414            	 (17,980)
																																																																							---------------     ---------------     ---------------
                              																																												 		5,173,959          3,161,166        	   2,012,793
                                                                       ---------------     ---------------     ---------------
Net income                                                             $   				530,425  	  $    	 748,176    		$ 		   (217,751)
                                                                       ===============     ===============     ===============

                                                                      		 For the Nine  		   	For the Nine         	 	Increase
                                                                     	   Months Ended       	Months Ended           (Decrease)
																																																																							Sept. 30, 1999						Sept. 30, 1998											From 1998
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $    15,312,290  	  $    9,760,354      $   		5,551,936
Interest income on temporary cash investments                                		435,942           	883,829           	 (447,887)
Mortgage bond investment income                                               			-          				 	839,201						   	   (839,201)
                                                                       ---------------     ---------------     ---------------
                                                                           	15,748,232         11,483,384         		 4,264,848
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                             		7,175,815          4,615,358            2,560,457
Depreciation                                                                	3,077,413          1,842,821           	1,234,592
Interest expense                                                            	2,770,792          1,621,556          	 1,149,236
General and administrative expenses                                          1,183,636          1,045,825            	 137,811
																																																																							---------------     ---------------     ---------------
                              																																													 14,207,656          9,125,560        	   5,082,096
                                                                       ---------------     ---------------     ---------------
Net income                                                             $   		1,540,576   	  $   2,357,824    		$ 		   (817,248)
                                                                       ===============     ===============     ===============

Rental income increased $2,131,713 for the quarter ended September 30, 1999, compared to the same period in 1998. This increase is primarily attributable to: (i) a $720,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999 ; (ii) a $507,000 increase resulting from the acquisition St. Andrews at Westwood Apartments in September 1998; (iii) a $385,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $310,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) a $180,000 increase due to the acquisition of Greenbriar Apartments in December 1998, and (vi) a $30,000 increase in rental income at the Partnership's other properties.

Rental income increased $5,551,936 for the nine months ended September 30, 1999, compared to the same period in 1998. This increase is primarily attributible to: (i) a $1,663,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $1,177,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999; (iii) a $1,162,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $893,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) a $548,000 increase due to the acquisition of Greenbriar Apartments in December 1998, and (vi) a $109,000 increase in rental income at the Partnership's other properties.

Interest income on temporary cash investments decreased $336,671 and $447,887 for the quarter and nine months ended September 30, 1999, respectively, compared to the same periods in 1998 due primarily to a decrease in the average cash balance. The decrease in the average cash balance is attributable to withdrawals made from Partnership reserves to acquire additional apartment complexes.

The Partnership earned $839,201 of mortgage bond investment income on its tax-exempt bond secured by Avalon Ridge during the nine months ended September 30, 1998, of which approximately $436,000 represented past due base interest which was received in conjunction with the sale of such bond on May 1, 1998. Due to the sale, the Partnership earned no such income during the quarter and nine months ended September 30, 1999.

Real estate operating expenses increased $1,084,269 for the quarter ended September 30, 1999, compared to the same period in 1998. This increase is attributable to: (i) a $431,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $264,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998;
(iii) a $169,000 increase from the acquisition of Littlestone at Village Green in September 1998; (iv) a $116,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) an $106,000 increase from the acquisition of Greenbriar Apartments in December 1998, partially offset by (vi) a $2,000 decrease in real estate operating expenses at the Partnerships other properties.

Real estate operating expenses increased $2,560,457 for the nine months ended September 30, 1999, compared to the same period in 1998. This increase is attributable to: (i) a $751,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $587,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999;
(iii) a $519,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $325,000 increase from the acquisition of The Hunt Apartments in December 1998; (v) a $286,000 increase from the acquisition of Greenbriar Apartments in December 1998, and (vi) a $92,000 increase in real estate operating expenses at the Partnerships other properties.

Depreciation expense increased $497,276 for the quarter ended September 30, 1999, compared to the same period in 1998. This increase is primarily attributable to: (i) a $151,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $130,000 increase in depreciation expense from the acquisition of St. Andrews at Westwood Apartments in September 1998; (iii) a $119,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $62,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) a $32,000 increase in depreciation expense from the acquisition of Greenbriar Apartments in December 1998; and (vi) a $3,000 increase in depreciation expenses at the Partnerships other properties.

Depreciation expense increased $1,234,592 for the nine months ended September 30, 1999, compared to the same period in 1998. This increase is primarily attributable to: (i) a $389,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (ii) a $304,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iii) a $250,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999; (iv) a $190,000 increase in depreciation expense from the acquisition of The Hunt Apartments in December 1998; (v) a $99,000 increase in depreciation expense from the acquisition of Greenbriar Apartments in December 1998; and (vi) a $3,000 increase in depreciation expense at the Partnerships other properties.

Interest expense increased $449,228 for the quarter ended September 30, 1999, compared to the same period in 1998. This increase is due to: (i) interest of $225,000 incurred on the mortgage note payable on Oakwell Farms Apartments;
(ii) interest of $109,000 incurred on the mortgage note payable on Littlestone at Village Green; (iii) interest of $66,000 incurred on the bonds payable on The Hunt Apartments; (iv) interest of $38,000 incurred on the bonds payable on Greenbriar Apartments; (v) an $11,000 increase in interest expense on the Partnerships other debt obligations.

Interest expense increased $1,149,236 for the nine months ended September 30, 1999, compared to the same period in 1998. This increase is due to: (i) interest of $390,000 incurred on the mortgage note payable on Oakwell Farms Apartments; (ii) interest of $328,000 incurred on the mortgage note payable for Littlestone at Village Green; (iii) interest of $176,000 incurred on the bonds payable on The Hunt Apartments; (iv) an increase of $175,000 in interest incurred on the bonds payable for Coral Point of $13,090,000 issued in April 1998; (v) interest of $105,000 incurred on the bonds payable on Greenbriar Apartments, partially offset by (vi) a $25,000 decrease in interest expense on the Partnership's other debt obligations.

General and administrative expenses decreased $17,980 for the quarter ended September 30, 1999 compared to the same period in 1998. This decrease is primarily due to: (i) a decrease of $66,000 in salaries and related expenses and (ii) a decrease of $34,000 in other general and administrative expenses. These decreases were partially offset by an increase of $82,000 in administrative fees resulting from the acquisition of additional properties.

General and administrative expenses increased $137,811 for the nine months ended September 30, 1999 compared to the same period in 1998. This increase is primarily due to an increase of $212,000 in administrative fees resulting from the acquisition of additional properties which were partially offset by: (i) a decrease of $36,000 in salaries and related expenses, and (ii) a decrease of $38,000 in other general and administrative expenses.

Funds from operations (net income plus depreciation of real estate assets) increased approximately $280,000 or 21% for the quarter ended September 30, 1999, compared to the same period in 1998. Excluding the $436,000 of non-recurring mortgage bond investment income received during the nine months ended September 30, 1998, as discussed above, funds from operations increased approximately $853,000 or 23% for the nine months ended September 30, 1999 compared to the same period in 1998.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date. This process, along with any necessary remediation or plans for remediation, has been completed. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First reviewed its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. Based on this review, a need for significant modification or replacement of such "mission critical" systems was not identified.

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

Dated:  November 12, 1999				    AMERICA FIRST APARTMENT INVESTORS, L.P.

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