Form 10-K405
period 1999-12-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 2000-03-30
CIK 1011585

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1999

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

	    The aggregate market value of the BUCs held by non-affiliates of the Registrant on March 22, 2000, based upon the final sales price per BUC reported in The Wall Street Journal on March 23, 2000, was $42,442,678.

	                     DOCUMENTS INCORPORATED BY REFERENCE

	                                   None

                               TABLE OF CONTENTS

	                                                                          Page

	                                   PART I

Item  1. Business	                                                           1
Item  2. Properties	                                                         2
Item  3. Legal Proceedings	                                                  4
Item  4. Submission of Matters to a Vote of Security Holders	                4

	                                   PART II

Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters	                                                4
Item  6. Selected Financial Data	                                            5
Item  7. Management's Discussion and Analysis of Financial Condition
	        and Results of Operations	                                          6
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         15
Item  8. Financial Statements and Supplementary Data	                       15
Item  9. Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                              16

	                                  PART III

Item 10.  Directors and Executive Officers of the Registrant	               16
Item 11.  Executive Compensation	                                           18
Item 12.  Security Ownership of Certain Beneficial Owners and Management	   18
Item 13.  Certain Relationships and Related Transactions	                   18

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	  19

SIGNATURES	                                                                 37

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

     After completion of the offering of its BUCs in 1986, the Prior Partnership acquired nine tax-exempt mortgage bonds with an aggregate principal amount of $90,765,000. These tax-exempt bonds were issued by various state and local authorities to provide construction and permanent financing of eight multifamily housing properties and one commercial property located in eight states. The Prior Partnership subsequently acquired five of the properties through foreclosure or deed in lieu of foreclosure or through the acquisition of an indirect ownership interest. The Prior Partnership also acquired an additional multifamily property which is adjacent to one of the foreclosed properties that was originally intended to be part of a consolidated property. These properties, along with three mortgage bonds, were acquired by the Partnership in connection with the Merger. The other mortgage bond was repaid by the borrower in 1988. Since the Merger, the Partnership acquired eight additional multifamily housing properties, one in 1996, two in 1997, four in 1998 and one in 1999. In addition, in 1997, the Partnership also acquired a property through a deed in lieu of foreclosure on one of its tax-exempt mortgage bonds. As of December 31, 1999, these properties had a depreciated book cost of $113,643,708. A description of the real estate acquired by the Registrant appears in Note 4 of the Notes to the Consolidated Financial Statements filed in response to Item 8 hereof. For further information regarding these properties, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Of the three mortgage bonds acquired by the Partnership in connection with the Merger, one property was deeded to the Partnership in lieu of foreclosure on the mortgage bond and the other two mortgage bonds were prepaid to the Partnership, one each in 1997 and 1998.

     The amount of cash received by the Registrant from the real estate is a function of the net rental revenues generated by the properties owned by the Partnership. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the properties owned by the Registrant are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

     The Registrant believes that each of the properties it owns is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Registrant is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrant for the remediation thereof.

	    The Registrant is engaged in the business of acquiring, holding, operating and selling real estate acquired. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

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

	    Item 2.  Properties.  Properties owned by the Registrant at December 31,
1999 are described in the following table:

                                                                        									Average
                                                         									Number     Square Feet            Federal
Property Name                  									Location                of Units        Per Unit          Tax Basis
--------------------------     									-------------------     --------     -----------     ---------------
Covey at Fox Valley         													Aurora, IL                  216             948      $   8,814,921
The Park at Fifty Eight     													Chattanooga, TN             196             876          3,351,227
Shelby Heights              													Bristol, TN                 100             980          2,432,849
Coral Point                 													Mesa, AZ                    336             780          9,226,043
Park at Countryside         													Port Orange, FL             120             720          2,978,248
The Retreat                 													Atlanta, GA                 226             855          8,395,236
Jackson Park Place          													Fresno, CA                  296             822         11,091,864
Park Trace Apartments			       										Norcross, GA                260             806         13,091,069
Littlestone at Village Green													Gallatin, TN																200													987									10,074,868
St. Andrews at Westwood	Apartments							Orlando, FL																	259													836									15,217,158
The Hunt	Apartments																						Oklahoma City, OK											216													693										7,338,543
Greenbriar Apartments																				Tulsa, OK																			120													666										4,172,588
Oakwell Farms Apartments																	Nashville, TN															414													800   						17,077,699
                                                       										--------                     ---------------
                                                      										   2,959                        113,262,313
                                                      										 ========
The Exchange at Palm Bay            					Palm Bay, FL       					 72,002 (1)                      4,211,630
                                                       										========                     ---------------
                                                                   																										 $ 117,473,943
                                                                    																										===============

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

                                                       1999         1998         1997         1996         1995
                                                  ----------   ----------   ----------   ----------   ----------
 COVEY AT FOX VALLEY
 Average Occupancy Rate                                 	98%										95%										94%          95%           94%
 Average Effective Annual Rental Per Unit            	$9,406							$8,721							$8,691       $8,574        $8,057

 THE PARK AT FIFTY EIGHT
 Average Occupancy Rate                                 	96%										95%									 97%          96%           97%
 Average Effective Annual Rental Per Unit           	 $5,236							$4,940							$4,880       $4,774        $4,937

 SHELBY HEIGHTS
 Average Occupancy Rate                                  93%										95%										92%          92%           95%
 Average Effective Annual Rental Per Unit             $5,663							$5,814							$5,649       $5,653        $5,611

 CORAL POINT
 Average Occupancy Rate                                 	94%										96%									 94%          96%           96%
 Average Effective Annual Rental Per Unit            	$6,130							$6,157						 $5,966       $5,825        $5,537

 THE EXCHANGE AT PALM BAY
 Average Occupancy Rate                                 	63%										80%									 65%          56%           43%
 Average Effective Annual Rental Per Square Foot    			$7.77								$8.39					  $ 5.85       $ 4.89        $ 3.52

 PARK AT COUNTRYSIDE
 Average Occupancy Rate                                 	99%										98%									 97%  			     N/A	(1)       N/A
 Average Effective Annual Rental Per Unit            	$6,725							$6,426						 $6,086          N/A           N/A

 JACKSON PARK PLACE
 Average Occupancy Rate                                 	99%										97%										93%          93%           96%
 Average Effective Annual Rental Per Unit            	$6,219							$5,891						 $5,631       $5,703        $5,773

 THE RETREAT
 Average Occupancy Rate                                 	97%										97%									 94% (2)      N/A           N/A
 Average Effective Annual Rental Per Unit            	$7,233							$7,044						 $6,403          N/A           N/A

 PARK TRACE APARTMENTS
 Average Occupancy Rate                                	 96%										93%									 86% (3)      N/A           N/A
 Average Effective Annual Rental Per Unit          	  $7,353							$6,953						 $6,717          N/A           N/A

	LITTLESTONE AT VILLAGE GREEN
	Average Occupancy Rate                                 	94%										93%(4)						 N/A          N/A           N/A
 Average Effective Annual Rental Per Unit            	$7,286							$1,887						 			N/A          N/A           N/A

 ST. ANDREWS AT WESTWOOD APARTMENTS
	Average Occupancy Rate                                 	95%										96%(5)						 N/A          N/A           N/A
 Average Effective Annual Rental Per Unit            	$7,816							$2,337						 			N/A          N/A           N/A

 THE HUNT APARTMENTS
	Average Occupancy Rate                                 	98%										96%(6)						 N/A          N/A           N/A
 Average Effective Annual Rental Per Unit           		$5,274									$224						 			N/A          N/A           N/A

 GREENBRIAR APARTMENTS
	Average Occupancy Rate                                 	96%										96%(6)						 N/A          N/A           N/A
 Average Effective Annual Rental Per Unit            	$5,755									$267						 			N/A          N/A           N/A

 OAKWELL FARMS APARTMENTS
 Average Occupancy Rate																																		96%(7)							N/A										N/A										N/A											N/A
 Average Effective Annual Rental Per Unit													$6,568										N/A										N/A										N/A											N/A


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

	(6) Occupancy rate at December 31, 1998. (Property was acquired on December
					17, 1998)

 (7) Based on information from April 27, 1999, the date of acquisition, through
					December 31, 1999.

     In the opinion of the Partnership's management, each of the properties owned by the Partnership is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Partnership's Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in
Item 1 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of the fiscal year ended December 31,
1999, to a vote of the Registrant's security holders.


	                                   PART II

	    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

	    (a)	Market Information.  The BUCs trade on the NASDAQ Stock Market under the trading symbol "APROZ".  The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 1998, through December 31, 1999.


               1998			                                 High           Low
           -----------                              ---------      ---------
           1st Quarter                              $11-3/8    	   $ 9-3/4
           2nd Quarter                              $10-3/4	       $ 9-1/8
           3rd Quarter                              $10-1/2        $ 9-1/8
           4th Quarter				                          $10-1/4        $ 8-1/2

               1999                    		              High  		       Low
          	-----------			                           ---------      ---------
           1st Quarter                              $	9-7/8					   $ 8-3/4
           2nd Quarter                              $	9-3/8	       $ 7-3/4
           3rd Quarter                              $	9-1/4        $ 8
           4th Quarter				                          $	9-1/4        $ 7-3/4


	    (b)	BUC Holders.  The approximate number of BUC holders on December 31,
1999, was 2,783.

	    (c)	Distributions.  Cash distributions were made on a monthly basis in
1999 and 1998. Effective January 1, 2000, distributions will be made on a quarterly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1999, and December 31, 1998, equaled $4,365,742 and $3,996,688, respectively. The cash distributions paid or accrued per BUC during the fiscal years ended December 31, 1999, and December 31, 1998, were as follows:


	                                                       Per BUC
	                                          Year Ended            Year Ended
                                       December 31, 1999		   December 31, 1998
                                       -----------------     -----------------
Income			                              $          .0414      $          .2464
Return of Capital			                              .7963	                .5203
                                       -----------------     -----------------
Total			                               $          .8377      $          .7667
                                       =================     =================

	    See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 2000 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership which includes the financial data of America First Apartment Investors, L.P. from August 20, 1996 (the Merger Date), through December 31, 1999, and America First Tax Exempt Fund 2 Limited Partnership for periods prior to the Merger Date. The information set forth below should be read in conjunction with the consolidated Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the        For the	    	  For the      		For the      		For the
		                                                       Year Ended	   	Year Ended 		  Year Ended	 	  Year Ended	   	Year Ended
                                                    		Dec. 31, 1999		Dec. 31, 1998		Dec. 31, 1997		Dec. 31, 1996		Dec. 31, 1995
                                                      -------------  -------------  -------------  -------------  -------------
Rental income		                                       $		20,808,977		$	 14,136,286		$			9,511,041	 $ 		5,763,648 	$ 		5,116,073
Mortgage investment income 					                    	 						178,982								839,201		 		 1,611,956   	  2,107,486 	 	  2,234,610
Contingent interest income                                 				-														-											290,520           -              -
Interest income on temporary cash investments		             612,911								919,767									35,532         51,557 		      55,720
Real estate operating expenses		                        (10,183,433)				(6,674,248)				(4,514,450)    (3,047,804)		  (2,359,827)
Depreciation		                                          	(4,150,310)				(2,712,145)				(1,897,586)    (1,165,059)		  (1,197,490)
Interest expense                                        	(3,652,390)				(2,352,767)				(1,132,494)      (118,382)          -
Realized loss on disposition of mortgage bond           							-														-								(3,000,000)          -              -
General and administrative expenses		                   	(1,548,118)				(1,421,998)				(1,263,054)    (1,146,709)	    	(792,300)
                                                      -------------  -------------  -------------  -------------  -------------
Net income (loss)                                     $			2,066,619		$ 	 2,734,096			$			(358,535) $  	2,444,737 	$  	3,056,786
                                                      =============  =============  =============  =============  =============
Net income (loss), basic and diluted, per
   Beneficial Unit Certificate (BUC)                  $									.38		$       		.51		$								(.08) $        	.46 	$        	.57
                                                      =============  =============  =============  =============  =============
Total cash distributions paid or accrued per BUC	     $							.8377		$      	.7667		$							.7500  $      	.7500	 $      	.7500
                                                      =============  =============  =============  =============  =============
Investment in real estate, net of accumulated
   depreciation (and	valuation allowance	for 1995)				$	113,643,708		$ 	99,915,375		$		64,267,471  $ 	30,199,846 	$ 	25,890,570
                                                      =============  =============  =============  =============  =============
Investment in tax-exempt mortgage bonds               $								-					$ 							-					$	 13,006,526  $ 	31,566,526 	$ 	31,566,526
                                                      =============  =============  =============  =============  =============
Total assets	                                         $	132,006,540		$ 121,518,386		$		87,123,522  $		64,923,401 	$ 	59,630,449
                                                      =============  =============  =============  =============  =============
Bonds and mortgage notes payable                      $		69,092,444		$ 	56,600,662		$		27,035,000  $ 	 2,750,000  $      	 -
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's principal capital resources at December 31, 1999 consisted of thirteen apartment complexes and one office/warehouse facility with a combined depreciated cost of $113,643,708 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of December 31, 1999:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            293             99%
Covey at Fox Valley                    Aurora, IL                                          216            205          			95%
The Park at Fifty Eight                Chattanooga, TN                                     196            183          			93%
Shelby Heights                         Bristol, TN                                         100             98             98%
Coral Point                            Mesa, AZ                                            336            312          			93%
Park at Countryside                    Port Orange, FL                                     120            120          		100%
The Retreat                            Atlanta, GA                                         226            224          			99%
Park Trace Apartments                  Norcross, GA                                        260            257             99%
Littlestone at Village Green											Gallatin, TN																																								200												190													95%
St. Andrews at Westwood	Apartments					Orlando, FL																																									259												253													98%
The Hunt Apartments																				Oklahoma City, OK																																			216												215												100%
Greenbriar Apartments																		Tulsa, OK																																											120												114													95%
Oakwell Farms Apartments															Nashville, TN																																							414												402													97%
                                                                                     ----------     ----------     -----------
                                                                                         2,959          2,866             97%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                                     72,002(1)    		53,591(1)        		74%
                                                                                     ==========     ==========     ===========

(1) Represents square feet.

Five of the apartment complexes and the office/warehouse facility were acquired by the Partnership through a merger with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership) on August 20, 1996. The Partnership also acquired three tax-exempt mortgage bonds secured by additional apartment complexes as a result of the merger. Since the merger, the Partnership has acquired seven additional properties, one in 1999, four in 1998 and two in 1997 for a total cost of approximately $82,700,000 ($17,900,000 in 1999). In addition, in 1997, the Partnership acquired one property with a capitalized cost of approximately $12,100,000 through delivery of a deed in lieu of foreclosure of tax-exempt bonds securing such property. These acquisitions were financed through: (i) proceeds of approximately $37,400,000 from the issuance of four tax-exempt mortgage bonds secured by certain properties acquired in connection with the merger and certain new properties acquired; (ii) proceeds of approximately $31,000,000 from the sale or disposition of the remaining two tax-exempt bonds acquired in the merger and (iii) the origination or assumption of existing indebtedness of approximately $29,700,000 on three new properties acquired. Included in the financing amounts is approximately $13,000,000 of debt originated in 1999 in connection with the aforementioned 1999 property acquisition. The Partnership anticipates that future property acquisitions will be financed by the assumption of existing indebtedness on properties to be acquired or the origination of new debt.

The principal of four of the bonds does not amortize and is due in full at maturity. As of December 31, 1999, the Partnership had debt obligations under nine financing arrangements with an aggregate principal balance outstanding of approximately $69,100,000. Such debt obligations consisted of seven tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $50,600,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $18,500,000. Five of the debt obligations which total approximately $32,700,000 require monthly, semiannual or annual payments of principal and interest while four bonds with an aggregate principal amount of approximately $36,400,000 require only
semiannual payments of interest.   Maturity dates range from July 2004 to
March 2022. Approximately 84% of the Partnership's financing arrangements are fixed-rate obligations with a weighted average interest rate of 5.96% at December 31, 1999. The remaining 16% of the financing arrangements have variable rates which are based on the Bond Market Association (BMA) rate index plus .6%. During 1999, such variable rates averaged 4.06%. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

In addition to making property acquisitions, the Partnership requires cash to pay its operating expenses and for periodic distributions to its BUC holders. The following table sets forth information regarding cash distributions paid to BUC holders during the years shown:

                                                                          For the               For the               For the
                                                                       Year Ended            Year Ended            Year Ended
                                                                    Dec. 31, 1999         Dec. 31, 1998         Dec. 31, 1997
                                                                   ---------------       ---------------       ---------------
Regular monthly distributions
	Income                                                            $								.0414								$        .2464        $        .	-
	Return of capital                                                          .7963																	.5203                 .7500
                                                                   ---------------       ---------------       ---------------
                                                                   $        .8377								$								.7667        $        .7500
                                                                   ===============       ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow             $        .8377								$								.7667        $        .7500
                                                                   ===============       ===============       ===============

On November 30, 1999, the Partnership announced an increase in the annual distribution rate from $.85 per BUC to $.90 per BUC effective January 1, 2000 and a change in the distribution frequency from monthly to quarterly. The first quarterly distribution will be paid on March 30, 2000 to record holders as of March 15, 2000. Thereafter, quarterly distributions will be made on or about the fifteenth of the month following the end of the quarter to record holders as of the last day of such quarter.

The principal sources of cash available for the payment of expenses and distributions are: (i) net rental revenues generated by the Partnership's real estate, (ii) interest income earned on temporary investments and (iii) undistributed cash held by the Partnership. Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash it holds. The Partnership believes that the cash provided by net rental income and interest income, supplemented, if necessary, by cash-on-hand, will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. However, the Partnership currently does not anticipate entering into such arrangements for purposes of paying expenses and making distributions. However, in connection with the acquisition of additional real estate, the Partnership does expect to borrow additional amounts through the issuance of tax-exempt mortgage bonds, through the assumption of existing taxable mortgage debt, or the origination of new long-term debt. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

Asset Quality

It is the policy of the Partnership to make a periodic review of its real estate, and adjust, when necessary, the carrying value of such real estate. Each real estate property held by the Partnership is recorded at the lower of cost or fair value.

The fair value of all real estate owned by the Partnership is based on management's best estimate of the fair value of the properties which may vary from the ultimate value realized from these properties.

Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated value.

Based on the foregoing methodology, valuation and reviews performed during 1999 indicated that the carrying value of the Partnership's real estate recorded on the balance sheet at December 31, 1999, required no adjustment.

The following sets forth certain information regarding the real estate owned by the Partnership:

Jackson Park Place

Jackson Park Place Apartments, located in Fresno, California, had an average occupancy rate of 99% during 1999 compared to 97% in 1998. This property generated net cash flow, excluding debt service, of $972,000 in 1999 compared to $907,000 in 1998, an increase of $65,000. Such increase is primarily the result of the increase in average occupancy as well as rental rate increases. Tax-exempt refunding bonds collateralized by this property were issued in December 1997 and bear interest at an effective rate of 5.8%. Debt service payments on the bonds totaled $598,840 in 1999 and 1998. The bonds had a principal balance of $8,281,739 at December 31, 1999. The last principal payment on the underlying mortgage is due on December 1, 2007.

Covey at Fox Valley

Covey at Fox Valley Apartments, located in Aurora, Illinois, had an average occupancy rate of 98% during 1999 compared to 95% during 1998. This property generated net cash flow, excluding debt service, of $1,134,000 in 1999 compared to $1,082,000 in 1998, an increase of $52,000. Such increase is primarily the result of the increase in average occupancy as well as rental rate increases. Tax-exempt refunding bonds collateralized by this property and Park Trace Apartments were issued in December 1997 and bear interest at an effective rate of 5.3%. The $12,410,000 principal amount of the bonds does not amortize over its term. Debt service on these bonds totaled $657,730 in 1999 compared to $586,476 in 1998. The bonds have a mandatory redemption date of November 1, 2007.

The Park at Fifty Eight

The Park at Fifty Eight Apartments, located in Chattanooga, Tennessee, had an average occupancy rate of 96% during 1999 compared to 95% during 1998. This property generated net cash flow, excluding debt service, of $361,000 in 1999 compared to $350,000 in 1998, an increase of approximately 3%. Such increase is primarily due to the slight increase in average occupancy and rental rate increases partially offset by overall increases in real estate operating expenses. In May 1996, tax-exempt refunding bonds collateralized by this property were issued. The bonds bear interest at an effective rate of 6.65%. Debt service on these bonds totaled $222,095 and $225,345 in 1999 and 1998, respectively. At December 31, 1999, the remaining principal balance of the bonds was $2,570,000. The final principal payment is due on March 1, 2021.

Shelby Heights

Shelby Heights Apartments, located in Bristol, Tennessee, had an average occupancy rate of 93% during 1999 compared to 95% in and 1998. This property generated net cash flow, excluding debt service, of approximately $302,000 in 1999 compared to $350,000 in 1998. The $48,000 or 13.7% decrease in net cash flow is attributable to the 2% decrease in average occupancy, an increase in property improvements and an increase in administrative expenses. Tax-exempt refunding bonds collateralized by this property and Park at Countryside were issued in March 1997 and bear interest at an effective rate of 6.1%. Debt service on the bonds totaled $270,845 in 1999 compared to 273,890 in 1998. The bonds had a remaining principal balance of $3,310,000 at December 31, 1999. The final principal payment is due on March 1, 2022.

Coral Point

Coral Point, located in Mesa, Arizona, had an average occupancy rate of 94% during 1999 compared to 96% during 1998. This property generated net cash flow, excluding debt service, of $1,142,000 in 1999 compared to $1,188,000 in 1998. The $46,000 or 3.9% decrease in net cash flow is primarily attributable to an increase in property improvements in 1999 compared to 1998. Tax-exempt refunding bonds collateralized by this property and St. Andrews at Westwood Apartments were issued in April 1998 and bear interest at an effective rate of 4.96%. The $13,090,000 principal amount of the bonds does not amortize over its term. The bonds have a mandatory redemption date of March 1, 2008. Debt service on the bonds totaled $650,032 in 1999 compared to 325,016 in 1998.

Park at Countryside

Park at Countryside, located in Port Orange, Florida had an average occupancy of rate of 99% in 1999 compared to 98% in 1998. Net cash flow, excluding debt service, of $397,000 generated by this property in 1999 approximated the net cash flow of $396,000 generated in 1998. Tax-exempt refunding bonds collateralized by this property and Shelby Heights were issued in March 1997 and bear interest at an effective rate of 6.1%. Debt service on the bonds totaled $270,845 in 1999 compared to $273,890 in 1998. The bonds had a remaining principal balance of $3,310,000 at December 31, 1999. The final principal payment is due on March 1, 2022.

The Retreat

The Retreat, located in Atlanta, Georgia, had an average occupancy rate of 97% in 1999 and 1998. The property generated net cash flow of $910,000 in 1999 compared to $895,000 in 1998, an increase of approximately 1.6%. This property collateralizes certain tax-exempt refunding bonds that were issued July 30, 1997 by Jefferson Place, L.P. The bonds had a principal balance of $11,735,000 at December 31, 1999.

Park Trace Apartments

Park Trace Apartments, located in Norcross, Georgia, had an average occupancy of 96% in 1999 compared to 93% in 1998. The property generated net cash flow excluding debt service, of $1,085,000 in 1999, compared to $1,051,000 in 1998. The $34,000 increase in net cash flow is primarily attributable to the increase of 3% in average occupancy. Tax-exempt refunding bonds, collateralized by this property and Covey at Fox Valley, were issued in December 1997 and bear interest at an effective rate of 5.3%. Debt service on these bonds totaled $657,730 in 1999 compared to $586,476 in 1998. The bonds have a mandatory redemption date of November 1, 2007.

The Exchange at Palm Bay

The Exchange at Palm Bay, located in Palm Bay, Florida, is an office/warehouse facility. This property continues to experience low occupancy due to the large amount of similar commercial real estate in the surrounding area. The property's average leased space was 63% in 1999 compared to 80% in 1998. The property generated operating cash flow of approximately $389,000 in 1999 compared to $452,000 in 1998. The decrease in cash flow is a direct result of the decrease in average occupancy.

Littlestone at Village Green

Littlestone at Village Green, located in Gallatin, TN, was acquired by the Partnership on September 18, 1998. The property had an average occupancy rate of 94% in 1999 compared to 93% in 1998 (from the date of acquisition through December 31, 1998). This property generated net cash flow, excluding debt service of $899,000 in 1999 compared to $236,000 in 1998 (from the date of acquisition through December 31, 1998). The mortgage note payable collateralized by this property matures on September 15, 2005 and bears interest at 7.68%. The mortgage note payable had a principal balance of
$5,622,434 at December 31, 1999.   Debt service on the mortgage note payable
was $542,921 in 1999.

St. Andrews at Westwood Apartments

St. Andrews at Westwood Apartments, located in Orlando, FL, was acquired by the Partnership on September 30, 1998. The property had an average occupancy rate of 95% in 1999 compared to 96% in 1998 (from the date of acquisition through December 31, 1998) and generated net cash flow, excluding debt service, of $1,194,000 in 1999 compared to $387,000 in 1998 (from the date of acquisition through December 31, 1998). Tax-exempt refunding bonds, collateralized by this property and Coral Point, were issued in April 1998 and bear interest at an effective rate of 4.96%. The $13,090,000 principal amount of the bonds does not amortize over its term. The bonds have a mandatory redemption date of March 1, 2008. Debt service on the bonds totaled $650,032 and $325,016 in 1999 and 1998 respectively.

The Hunt Apartments

The Hunt Apartments, located in Oklahoma City, OK, was acquired by the Partnership on December 17, 1998. This property had an average occupancy rate of 98% in 1999 and generated net cash flow, excluding debt service of $742,000 in 1999. This compares to an occupancy rate of 96% at December 31, 1998 and net cash flow of $47,000 generated in 1998 from the date of acquisition through December 31, 1998. Bonds payable of $6,930,000 collateralized by this property were reissued in July 1999. In conjunction with the reissuance, $1,166,495 in cash was pledged as additional collateral and is therefore restricted. There was no gain or loss recorded on the reissuance. The principal amount does not amortize over its term. The Partnership did not make any service payments on the bonds during 1999. The mortgage note underlying the bonds payable matures on July 1, 2004.

Greenbriar Apartments

Greenbriar Apartments, located in Tulsa, OK, was acquired by the Partnership on December 17, 1998. The property had an average occupancy rate of 96% during 1999 and generated net cash flow, excluding debt service of $346,000 in 1999. This compares to an occupancy rate of 96% at December 31, 1998 and net cash flow of $31,000 generated in 1998 from the date of acquisition through December 31, 1998. Bonds payable of $3,980,000 collateralized by this property were reissued in July 1999. In conjunction with the reissuance, $670,505 in cash was pledged as additional collateral and is therefore restricted. There was no gain or loss recorded on the reissuance. The principal amount does not amortize over its term. The Partnership did not make any service payments on the bonds during 1999. The mortgage note underlying the bonds payable matures on July 1, 2004.

Oakwell Farms Apartments

Oakwell Farms Apartments, located in Nashville TN, was acquired by the Partnership on April 27, 1999. The property had an average occupancy rate of 96% from the date of acquisition to December 31, 1999. The property generated net cash flow, excluding debt service on the mortgage note payable of $1,014,000 from the date of acquisition through December 31, 1999. The mortgage note payable matures May 1, 2009 and bears interest at 6.935%. The mortgage note payable had a principal balance of $12,898,271 at December 31, 1999. Debt service on the mortgage note payable was $600,301 in 1999.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $			20,808,977						$   14,136,286 					$				9,511,041
Mortgage investment income					                                        	    		178,982													839,201											1,611,956
Contingent interest income                                                    			-																			-																290,520
Interest income on temporary cash investments                                	612,911													919,767 													35,532
                                                                       ---------------     ---------------     ---------------
                                                                          	21,600,870										15,895,254										11,449,049
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                             10,183,433											6,674,248											4,514,450
Depreciation                                                                4,150,310											2,712,145											1,897,586
Interest expense                                                            3,652,390											2,352,767											1,132,494
Realized loss on disposition of mortgage bond                               					-																			-														3,000,000
General and administrative expenses                                         1,548,118											1,421,998											1,263,054
                                                                       ---------------     ---------------     ---------------
                                                                           19,534,251										13,161,158										11,807,584
                                                                       ---------------     ---------------     ---------------
Net income (loss)                                                      $    2,066,619						$				2,734,096						$					(358,535)
                                                                       ===============     ===============     ===============

                                                                             Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                            From 1998           From 1997
                                                                       ---------------     ---------------
Rental income                                                          $				6,672,691						$   	4,625,245
Mortgage investment income 					                                       	    	(660,219)											(772,755)
Contingent interest income                                                   				-															(290,520)
Interest income on temporary cash investments                                (306,856)												884,235
                                                                       ---------------     ---------------
                                                                            5,705,616											4,446,205
                                                                       ---------------     ---------------
Real estate operating expenses                                             	3,509,185											2,159,798
Depreciation                                                                1,438,165													814,559
Interest expense                                                          		1,299,623											1,220,273
Realized loss on disposition of mortgage bond                              						-													(3,000,000)
General and administrative expenses                                          	126,120													158,944
                                                                       ---------------     ---------------
                                                                            6,373,093											1,353,574
                                                                       ---------------     ---------------
Net income (loss)                                                      $					(667,477)					$   	3,092,631
                                                                       ===============     ===============

Rental income increased $6,672,691 from 1998 to 1999. This increase was primarily attributable to: (i) an increase of $1,908,000 from the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $1,602,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (iii) a $1,182,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $1,155,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) a $704,000 increase resulting from the acquisition of Greenbriar Apartments in December 1998; and (vi) an increase of $122,000 at the Partnership's other properties.

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

Mortgage investment income decreased $660,219 from 1998 to 1999. During 1999, the Partnership earned mortgage investment income of $178,982 on a subordinate note from Jefferson Place. No such income was earned on the subordinate note during 1998. During 1998, the Partnership earned mortgage bond investment income of $839,201 on a tax-exempt mortgage bond collateralized by Avalon Ridge. Such mortgage bond was sold on May 1, 1998; therefore the Partnership no longer earns interest income on the mortgage bond.

Mortgage investment income decreased $772,755 from 1997 to 1998.  During
1998, the Partnership earned mortgage bond investment income of $839,201 on its only remaining tax-exempt mortgage bond which was collateralized by Avalon Ridge. Interest earned in 1998 represented current and a portion of past due base interest. Such mortgage bond was sold on May 1, 1998. During 1997, the Partnership earned mortgage bond investment income on three tax-exempt mortgage bonds, two of which were owned by the Partnership for a partial year. During 1997, the Partnership earned mortgage bond investment income of approximately $838,000 on Avalon Ridge and approximately $774,000 on the two mortgage bonds it owned for a partial year.

During 1997, the Partnership earned contingent interest income of $290,520 on its investment in a tax-exempt mortgage bond collateralized by Jackson Park Place. No such income was earned in 1998 or 1999 as the Partnership did not have an investment in such mortgage bond during 1998 or 1999.

Interest income on temporary cash investments decreased $306,856 from 1998 to 1999 due primarily to the decrease in the average reserve balance as well as a decrease in the average interest rate earned on the reserve balance. The decrease in the average cash balance is attributable to withdrawals made from the Partnership reserves to acquire additional apartment complexes during the latter part of 1998 and 1999.

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

Real estate operating expenses increased $3,509,185 from 1998 to 1999. This increase is attributable to: (i) a $992,000 increase resulting primarily from the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $797,000 increase resulting primarily from the acquisition of St. Andrews at Westwood Apartments in September 1998; (iii) a $580,000 increase due to the acquisition of Littlestone at Village Green in September 1998; (iv) a $458,000 increase resulting primarily from the acquisition of The Hunt Apartments in December 1998; (v) a $395,000 increase due to the acquisition of Greenbriar Apartments in December 1998; (vi) a $117,000 increase in operating expenses for Coral Point due primarily to an increase in property improvements, administrative expenses and property taxes; and (vii) an overall increase of $170,000 in real estate operating expenses at the Partnership's other properties.

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

Depreciation expense increased $1,438,165 from 1998 to 1999 primarily attributable to: (i) a $381,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $372,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998;
(iii) a $307,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $248,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) a $127,000 increase resulting from the acquisition of the Greenbriar Apartments in December 1998; and (vi) a $3,000 increase on the Partnership's other properties.

Depreciation expense increased $814,559 from 1997 to 1998 primarily attributable to: (i) a $357,000 increase resulting from the acquisition of Park Trace Apartments in October 1997; (ii) a $147,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (iii) a $129,000 increase resulting from the acquisition of Jackson Park Place in May 1997; (iv) a $93,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (v) a $67,000 increase resulting from the acquisition of The Retreat in April 1997; (vi) a $15,000 increase resulting from the acquisition of The Hunt Apartments and Greenbriar Apartments in December 1998; and (vii) a $7,000 increase on the Partnership's other properties.

Interest expense increased $1,299,623 from 1998 to 1999 primarily attributable to: (i) $608,000 of interest expense incurred on the mortgage note payable for Oakwell Farms Apartments originated in April 1999; (ii) a $344,000 increase due to the assumption of the mortgage loan on Littlestone at Village Green in September 1998; (iii) a $382,000 increase on bonds payable and/or mortgage loans on The Hunt Apartments and Greenbriar Apartments assumed by the Partnership in December 1998 and reissued in July 1999; (iv) a $139,000 increase on bonds payable issued in April 1998; offset by (v) a decrease of $173,000 in interest expense on the Partnership's other obligations due to the pay down of principal on such obligations.

Interest expense increased $1,220,273 from 1997 to 1998 and is primarily attributable to: (i) a $726,000 increase on bonds payable of $12,410,000 issued in December 1997; (ii) a $554,000 increase on bonds payable of $8,505,000 issued in December 1997; (iii) a $511,000 increase on bonds payable issued in April 1998; (iv) a $92,000 increase in interest expense due to the assumption of the mortgage loan on Littlestone at Village Green in September 1998; (v) a $45,000 increase on bonds payable issued in March 1997; (vi) a $15,000 increase due to the assumption of the mortgage loans on The Hunt Apartments and Greenbriar Apartments in December 1998. These increases were partially offset by a reduction in interest of approximately $723,000 resulting from the reduction of the average amount borrowed by the Partnership on a line of credit used to acquire new properties.

During 1997, the Partnership realized a loss of $3,000,000 in connection with the payoff of its investment in a tax-exempt mortgage bond on Jefferson Place. No such loss was incurred in 1999 or 1998.

General and administrative expenses increased $126,120 from 1998 to 1999.
This increase is primarily due to an increase of approximately $255,000 in administrative fees resulting from the acquisition of additional properties during 1998 and 1999 offset by a decrease of approximately $26,000 in professional fees and net decreases of approximately $103,000 in other general and administrative expenses.

General and administrative expenses increased $158,944 from 1997 to 1998.
This increases is primarily due to an increase of approximately $132,000 in administrative fees resulting from the acquisition of additional properties during 1997 and 1998 and net increases of approximately $27,000 in other general and administrative expenses.

Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First Companies L.L.C., the parent company of its General Partner ("America First"). In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. To date, the Partnership has not experienced any significant problems with such systems and equipment arising from the inability of computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. Although the Partnership does not anticipate that so-called "Year 2000 problems" will surface, there can be no assurance that such problems will not arise. The Partnership has not incurred any significant costs in rectifying Year 2000 problems.

Forward Looking Statements

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to its long-term borrowings used to fund expansion of the Partnership's real estate portfolio. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments, such as an interest rate swap, in order to mitigate its interest rate risk on the fixed rate borrowings. The Partnership does not enter into derivative instrument transactions for speculative purposes.

At December 31, 1999, the majority (approximately 84%) of the Partnership's long-term borrowings consisted of fixed-rate financing. The remaining 16% consisted of variable-rate financing obtained through an interest rate swap transaction. The Partnership had no short-term financing at December 31, 1999.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Partnership's borrowings:

														             											       Principal            Weighted Average
													   										Maturity        		   Amount               Interest Rate
														 											------------    -----------------       -----------------
Fixed Rate Borrowings
										 															2000      						$     505,769																	5.96%
      													 						2001             	 			542,126																	5.96%
       																			2002            	  			575,355																	5.95%
       																			2003            	  			610,593																	5.94%
       																			2004            						697,982																	5.93%
 																									Thereafter     				55,250,619																	5.96%

Variable-Rate Borrowings		2004															10,910,000																	4.06%

The estimated aggregate fair value of the Partnership's borrowings was $66,163,651 at December 31, 1999.

As the table above incorporates only those exposures that existed as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1999 and 1998.

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

    Name                    Position Held                 Position Held Since
-----------------------   --------------------------   -----------------------
Michael B. Yanney	        Chairman of the Board,	              1987
	                         President, Chief Executive
	                         Officer and Manager

Michael Thesing	          Vice President, Secretary,	          1987
	                         Treasurer and Manager

William S. Carter, M.D.	  Manager	                             1994

Martin A. Massengale	     Manager	                             1994

Alan Baer	                Manager	                             1994

Gail Walling Yanney	      Manager	                             1996

Mariann Byerwalter        Manager                              1997

Lisa Yanney Roskens							Manager																														1999

	    Michael B. Yanney, 66, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc.,
Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN
Corporation, Rio Grande Medical Technologies, Inc., Mid-America Apartment Communities, Inc. and Telecom Technologies, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Yanney Roskens.

	    Michael Thesing, 45, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors, L.L.C. and is a member of the
Board of Managers of America First Companies L.L.C. and America First
Investment Advisors, L.L.C.  From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 73 is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 66 is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 77 is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska. He is also Chairman of Lancer Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.
Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

	    Gail Walling Yanney, 63, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney and the mother of Lisa Yanney Roskens.

	    Mariann Byerwalter, 39, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.,
SRI International, Stanford Management Company and Stanford Hospitals and
Clinics.

     Lisa Yanney Roskens, 33 is a Managing Director of Twin Compass, LLC, a small business consulting firm. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael Yanney and Gail Walling Yanney.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of the parent company of the Registrant's General Partners and persons who beneficially own more than 10% of the Registrant's BUCs to file reports of their ownership of BUCs with the Securities and Exchange Commission (the "SEC"). Such executive officers, managers and BUC holders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Registrant and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Registrant believes that there was compliance for the fiscal year ended December 31, 1999 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

	    Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. Certain services are provided to the Registrant by managers and officers of America First Companies L.L.C. (the general partner of AFCA). None of the managers or executive officers of America First
Companies L.L.C. receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries.
Remuneration paid by the Registrant to AFCA pursuant to the terms of its limited partnership agreement during the year ended December 31, 1999, is described in Note 8 of the Notes to Consolidated Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

	    (b)	William S. Carter owns 10,600 units, Michael Yanney indirectly owns
13,750 units and Gail Walling Yanney and Lisa Yanney Roskens jointly indirectly own 7,450 units.  No other manager or officer of America First
Companies L.L.C. and no partner of AFCA owns any BUCs.

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

	    During 1999, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $1,008,288 for certain costs and expenses incurred in connection with the operation of the Registrant. These costs and expenses included legal and accounting fees and investor communication costs, such as printing and mailing charges, and costs incurred in connection with the acquisition of real estate and the offering of multifamily housing refunding bonds. See Note 7 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     Pursuant to the Limited Partnership Agreement, AFCA is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fee paid to AFCA 4 was $739,516 in 1999.

     AFCA is entitled to receive a property acquisition fee from the Registrant in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Registrant paid acquisition fees of $218,239 to AFCA during 1999.

     America First Properties Management Company, L.L.C. (the "Manager") was retained to provide property management services with respect to the day-to-day operation of the multifamily properties owned or financed by the Partnership. The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4% to 4.5% of gross revenues. Because the Manager is an affiliate of AFCA, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services.
During the year ended December 31, 1999, the Registrant paid the Manager property management fees of $970,998.

 	                                   PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements of the Registrant.  The following
     										financial statements of the Registrant are included in response
														 to Item 8 of this report:

		           Independent Auditors' Reports.

		           Consolidated Balance Sheets of the Registrant as of December 31,
												 1999, and December 31, 1998.

		           Consolidated Statements of Income (Loss) and Comprehensive Income
												 of the Registrant for the years ended December 31, 1999,
													December 31, 1998, and December 31, 1997.

		           Consolidated Statements of Partners' Capital of the Registrant
													for the years ended December 31, 1999, December 31, 1998, and
													December 31, 1997.

		           Condolidated Statements of Cash Flows of the Registrant for the
												 years ended December 31, 1999, December 31, 1998, and
													December 31, 1997.

		           Notes to Consolidated Financial Statements of the Registrant.

		           Schedule III--Real Estate and Accumulated Depreciation for the
             year ended December 31, 1999.

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
																				Securities Exchange Act of 1934 by America First Apartment
																				Investors, L.P. (Commission File No. 0-20737))

              10(h) Indenture of Trust, dated March 1, 1998, between The
                    Industrial Development Authority of the County of Maricopa
                    and UMB Bank, N.A. (Coral Point Apartments Project) Series
                    1998A and 1998B.  (incorporated herein by reference to Form
																			 10-Q dated June	30, 1998 filed pursuant to Section 13 or
																				15(d) of the	Securities Exchange Act of 1934 by America
																				First Apartment Investors, L.P. (Commission File No.
																				0-20737))

															21. Subsidiaries of the Registrant

			            24.	Power of Attorney.

															27. Financial Data Schedule

	    (b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Apartment Investors L.P.:

We have audited the accompanying consolidated balance sheets of America First Apartment Investors L.P. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors L.P. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 3, 2000                                    		/s/KPMG LLP









To the Partners
America First Apartment Investors L.P.:

Under date of March 2000, we reported on the consolidated balance sheets of America First Apartment Investors L.P. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, partners' capital and cash flows for the years then ended. In connection with our audit of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Omaha, Nebraska
March 3, 2000																																							/s/KPMG LLP

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First Apartment Investors L.P.:

We have audited the accompanying consolidated statements of income (loss) and comprehensive income, partners' capital and cash flows of America First Apartment Investors L.P. for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of America First Apartment Investors L.P. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998                              /s/Pricewaterhouse Coopers LLP
																																												---------------------------------
																																															Coopers and Lybrand L.L.P.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

                                                                                              Dec. 31, 1999       Dec. 31, 1998
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
 approximates market value
		Unrestricted																																																																															$   14,436,672	     $  19,694,420
  Restricted (Note 5)																																																																													1,837,000															-
 Investment in real estate, net of accumulated depreciation (Note 4)                            113,643,708									99,915,375
 Other assets                                                                                    	2,089,160										1,908,591
                                                                                             --------------      --------------
                                                                                             $  132,006,540      $ 121,518,386
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 7)                                             $   	4,940,569      $   4,622,741
  Bonds and mortgage notes payable (Note 5)                                                     	69,092,444									56,600,662
  Distribution payable (Note 3)                                                                    	372,928												351,163
                                                                                             --------------      --------------
                                                                                                	74,405,941									61,574,566
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                  	 39,200													21,129
  Beneficial Unit Certificate Holders
  ($11.04 per BUC in 1999 and $11.50 in 1998)                                                 			57,561,399									59,922,691
                                                                                             --------------      --------------
                                                                                               		57,600,599									59,943,820
                                                                                             --------------      --------------
                                                                                             $ 	132,006,540      $ 121,518,386
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                         --------------      --------------      --------------
Income
 Rental income                                                           $		20,808,977							$ 	14,136,286							$		 9,511,041
 Mortgage investment income (Note 6)                                	 					  		178,982													839,201											1,611,956
 Contingent interest income (Note 6)                                          				-																			-														 	290,520
 Interest income on temporary cash investments                                 612,911													919,767														35,532
                                                                         --------------      --------------      --------------
                                                                           	21,600,870										15,895,254									 11,449,049
                                                                         --------------      --------------      --------------
Expenses
 Real estate operating expenses                                             10,183,433											6,674,248											4,514,450
 Depreciation                                                               	4,150,310											2,712,145											1,897,586
 Interest expense                                                           	3,652,390											2,352,767										 1,132,494
 Realized loss on disposition of mortgage bond                              						-																			-													 3,000,000
 General and administrative expenses (Note 7)                               	1,548,118											1,421,998										 1,263,054
                                                                         --------------      --------------      --------------
                                                                           	19,534,251										13,161,158										11,807,584
                                                                         --------------      --------------      --------------
Net income (loss)                                                       	    2,066,619										 2,734,096												(358,535)

Other comprehensive income:
	Unrealized gains on securities
			Unrealized holding gains arising during the year																															-														5,748,474																-
			Plus: reclassification adjustment for losses included in net income												-																			-														3,000,000
                                                                         --------------      --------------      --------------
 																																																																																	-														5,748,474											3,000,000
                                                                         --------------      --------------      --------------
 Net comprehensive income																																																$			2,066,619							$			8,482,570							$			2,641,465
                                                                         ==============      ==============      ==============

Net income (loss) allocated to:
 General Partner                                                         $						62,169							$     	54,463							$						42,485
 BUC Holders                                                                 2,004,450											2,679,633												(401,020)
                                                                         --------------      --------------      --------------
                                                                         $			2,066,619							$   2,734,096							$				(358,535)
                                                                         ==============      ==============      ==============

Net income (loss), basic and diluted, per BUC                            $        		.38						$       		.51  	    $								(.08)
                                                                         ==============      ==============      ==============

Weighted average number of BUCs outstanding                                  	5,212,167										5,212,167         	 5,212,167
                                                                         ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1996, TO DECEMBER 31, 1999

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding accumulated other
 comprehensive income):
	Balance at December 31, 1996                       $        4,038      	    5,212,167      $   65,549,892      $   65,553,930
	Net income (loss)                                          42,485                -               (401,020)           (358,535)
	Cash distributions paid or accrued (Note 3)
 	Income                                                   (39,486)               -             (2,011,594)         (2,051,080)
 	Return of capital                                           -                   -             (1,897,532)         (1,897,532)
                                                    ---------------     ---------------     ---------------     ---------------
	Balance at December 31, 1997                                7,037           5,212,167          61,239,746          61,246,783
	Net income                                              		 54,463																-														2,679,633    							2,734,096
	Cash distributions paid or accrued (Note 3)
		Income 																																																		(40,371)															-													(1,284,543)									(1,324,914)
 	Return of capital                                        			-																			-													(2,712,145)									(2,712,145)
                                                    ---------------     ---------------     ---------------     ---------------
	Balance at December 31, 1998																															21,129											5,212,167										59,922,691										59,943,820
	Net income                                              		 62,169																-														2,004,450											2,066,619
	Cash distributions paid or accrued (Note 3)
		Income 																																																		(44,098)															-															(215,432)											(259,530)
 	Return of capital                                        			-																			-													(4,150,310)									(4,150,310)
                                                    ---------------     ---------------     ---------------     ---------------
	Balance at December 31, 1999																															39,200											5,212,167										57,561,399										57,600,599
                                                    ---------------     ---------------     ---------------     ---------------

	Accumulated Other Comprehensive Income

	Balance at December 31, 1996              									          -                   -             (8,748,474)         (8,748,474)
	Other comprehensive income                                   -                   -          	   3,000,000     		    3,000,000
                                                    ---------------     ---------------     ---------------     ---------------
	Balance at December 31, 1997                                 -                   -             (5,748,474)         (5,748,474)
	Other comprehensive income 																																		-																			-														5,748,474											5,748,474
                                                    ---------------     ---------------     ---------------     ---------------
	Balance at December 31, 1998 and 1999                        -                   -             						-        										 -
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1999                        $     	 39,200	         	5,212,167   		 $  	57,561,399	    	$  	57,600,599
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income (loss)                                                      $				2,066,619						$    2,734,096						$					(358,535)
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                             4,150,310											2,712,145											1,897,586
    Amortization                                                               165,807													189,231													165,536
    Realized loss on disposition of mortgage bond                            					-																			-														3,000,000
    Decrease (increase) in other assets                                        	(3,281)												121,624													269,278
    Increase in accounts payable and accrued expenses                          317,828													361,579													406,468
                                                                        ---------------     ---------------     ---------------
 Net cash provided by operating activities                                   6,697,283											6,118,675											5,380,333
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                             (101,776)													(3,135)											(680,889)
 Acquisition of real estate                                                (17,776,867)								(21,627,444)								(26,524,322)
 Proceeds from disposition of mortgage bond                                 						-													18,755,000										12,200,000
                                                                        ---------------     ---------------     ---------------
 Net cash used in investing activities                                     (17,878,643)									(2,875,579)								(15,005,211)
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Proceeds from issuance of bonds and mortgage notes payable  										     12,975,000										13,090,000										24,365,000
 Increase in restricted cash																																																(1,837,000)															-																			-
 Distributions paid																																																									(4,388,075)									(4,014,947)									(3,948,612)
 Principal payments on bonds and mortgage notes payable                       (483,218)											(253,808)												(80,000)
 Bond issuance and line of credit costs paid                                		(343,095)											(249,855)									(1,269,236)
 Net repayments on line of credit 												                              						-																			-													(3,584,200)
                                                                        ---------------     ---------------     ---------------
 Net cash provided by financing activities 										                       	5,923,612											8,571,390										15,482,952
                                                                        ---------------     ---------------     ---------------
Net (decrease) increase in cash and temporary cash investments 	            (5,257,748)									11,814,486										 5,858,074
Cash and temporary cash investments at beginning of year                    19,694,420											7,879,934											2,021,860
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year                      $			14,436,672						$   19,694,420						$			 7,879,934
                                                                        ===============     ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                                 $				3,208,954						$    1,924,779						$					 898,046
                                                                        ===============     ===============     ===============
Supplemental schedule of non-cash investing activities:
 Settlement of mortgage bond for real estate                            $									-									$    					-									$				8,760,000

Supplemental disclosure of non-cash financing activity
	Acquisition of real estate through assumption
	of bonds or mortgage notes payable																																					$									-									$   	16,729,470					$									-

Supplemental disclosure of non-cash financing activity
 On July 13, 1999, bonds payable of $10,910,000 were reissued by the
	respective local housing finance authority.  The existing bonds payable were
	terminated and new bonds in the same principal amount were issued.


The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

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

				Management reviews each property for impairment whenever events or
				changes in	circumstances indicate that the carrying value of a property
				may not be	recoverable.  The review of recoverability is based on an
				estimate of undiscounted future cash flows expected to result from its
				use and eventual disposition.  If impairment exists due to the inability
				to recover the	carrying value of a property, an impairment loss is
				recorded to the extent that the carrying value of the property exceeds its
			 estimated fair value.  There were no impairment losses recorded in any of
				the	years ended December 31, 1999, 1998 and 1997.

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

 D) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $5,689,683 and $5,577,227 at December 31, 1999, and December 31, 1998, respectively.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

 E) Cash and Temporary Cash Investments
    Cash and temporary cash investments include cash on hand and highly
				liquid investments with original maturities of three months or less.

				Restricted cash and temporary cash investments represent amounts which
				serve as collateral for certain of the Partnership's bonds payable.

 F) Net Income per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented.

	G) New Accounting Pronouncement
				In June, 1998, the Financial Accounting Standards Board issued Statement
				of Financial Accounting Standards No. 133, "Accounting for Derivative
				Instruments and Hedging Activities" (SFAS 133).  This statement provides
			 new accounting and reporting standards for the use of derivative
				instruments.		Adoption of this statement, as amended, is required by the
    Partnership effective January 1, 2001.  Management is currently evaluating
				the effects of adopting this statement.

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

Cash distributions were made on a monthly basis through December 31, 1999. However, effective January 1, 2000, distributions will be made quarterly. Cash distributions may be made semiannually if AFCA 4 so elects. Cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

4. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                    		Building         Carrying         Carrying
                                                     		Number                              and         Value at         Value at
  Property Name                 		Location            of Units  	        Land     Improvements    Dec. 31, 1999    Dec. 31, 1998
  --------------------------    		-----------------   --------    ------------   --------------   --------------   --------------
  Covey at Fox Valley(1)        		Aurora, IL             216      $ 1,320,000    $  10,028,338    $  	11,348,338			$		11,348,338
  The Exchange at Palm Bay      		Palm Bay, FL        72,002(2)     1,296,002        4,094,861        	5,390,863							5,289,086
  The Park at Fifty Eight(1)						Chattanooga, TN        196          231,113        4,122,226        	4,353,339							4,353,339
  Shelby Heights(1)             		Bristol, TN            100          175,000        2,952,847        	3,127,847							3,127,847
  Coral Point(1)                		Mesa, AZ               336        2,240,000        8,960,000       	11,200,000						11,200,000
  Park at Countryside(1)        		Port Orange, FL        120          647,000        2,616,648        	3,263,648							3,263,648
  The Retreat (3)               		Atlanta, GA            226        1,800,000        7,315,697       		9,115,697						 9,115,697
  Jackson Park Place(1)         		Fresno, CA             296        1,400,000       10,709,534       	12,109,534						12,109,534
  Park Trace Apartments (1)     		Norcross, GA           260        2,246,000       11,789,810       	14,035,810						14,035,810
		Littlestone at Village Green(1)	Gallatin, TN											200										621,340							 9,942,188								10,563,528						10,563,778
		St. Andrews at Westwood	Apts(1)	Orlando, FL												259								1,617,200							14,262,540								15,879,740						15,875,081
		The Hunt Apartments(1)										Oklahoma City, OK						216										550,000								7,095,049									7,645,049							7,611,832
		Greenbriar	Apartments(1)								Tulsa, OK														120										648,000								3,697,643									4,345,643							4,311,310
  Oakwell Farms Apartments (1)				Nashville, TN										414								1,946,000							15,758,907								17,704,907												-
                                                                                               			--------------    --------------
                                                                                                 			 130,083,943					112,205,300
  Less accumulated depreciation                                                                   			(16,440,235)				(12,289,925)
                                                                                              	 		--------------    --------------
  Balance at end of year                                                                       			$  113,643,708			$		99,915,375
                                                                                               			==============    ==============

(1) Property is encumbered as described in Note 5.
(2) Represents square feet.
(3) Property serves as collateral for $12,200,000 of multifamily revenue refunding bonds issued on Jefferson Place, a multifamily residential
				property located in Olathe, Kansas.  The Partnership is an affiliate
				of the general partner of the partnership which owns Jefferson Place.

                                                              									      For the             For the             For the
                                                              									   Year Ended          Year Ended          Year Ended
                                                              									Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
	                                                                     ---------------     ---------------     ---------------
Reconciliation of the carrying values of the
 real estate held is as follows:
  Balance at beginning of year	                      			              $			99,915,375						$   64,267,471						$			30,199,846
   Acquisition of real estate                                             17,776,867										38,356,914										26,524,322
   Capital improvements		                                            		      101,776															3,135													680,889
	  Settlement of mortgage bond for real estate                             					-																			-														8,760,000
   Depreciation								                                                   (4,150,310)									(2,712,145)									(1,897,586)
                                                         								     ---------------     ---------------     ---------------
  Balance at end of year					                                         $		113,643,708						$   99,915,375						$			64,267,471
                                                        								      ===============     ===============     ===============

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

5.  Bonds and Mortgage Notes Payable

Bonds and mortgage notes payable were originated by the Partnership through the issuance of tax-exempt refunding bonds or were assumed by the Partnership in connection with the acquisition of multifamily housing properties. Bonds and mortgage notes payable at December 31, 1999, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of principal    range from $224,000     $  	2,570,000
 					    																																				and/or interest are due each        to $228,000
                                      		      March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of principal    range from $266,000         3,310,000
 Park at Countryside               		         and/or interest are due each        to $276,000
                                    		        March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of interest     $658,000 								        		12,410,000
 and Park Trace Apartments         		         are due each May 1 and November 1

Jackson Park Place        5.80%					12/1/2007 monthly payment of principal and    $611,901                   	8,281,739
                                  		          interest are due the 1st of each
                                  		          month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$650,033																			13,090,000
	St. Andrews at																															interest are due each
	Westwood Apartments																										March 1 and September 1

The Hunt Apartments							4.06%(1)		7/1/2004		semiannual payments of interest					interest only															6,930,000
																																														are due each Jan. 1 and July 1

Greenbriar Apartments					4.06%(1)		7/1/2004		semiannual payments of interest					interest only															3,980,000
																																														are due each Jan. 1 and July 1																														--------------
																																																																																																													50,571,739
Mortgage Notes Payable:
Littlestone															7.68%					9/15/2005	Monthly payment of 																	$542,921																				5,622,434
 at Village Green																													principal and interest
																																														are due the 15th of each month

Oakwell Farms 												6.935%				5/01/2009	Monthly payments of principal							$1,029,088																	12,898,271
 Apartments																																			and interest are due the 1st
																																														of each month
																																																																																																										-------------
																																																																																																													18,520,705
                                                              																						                    		-------------
Balance at December 31, 1999				 																																														 			                    		$		69,092,444
																																																																																																										=============

(1) The bonds payable were reissued on July 13, 1999.  There was no gain or
				loss recorded on the reissuances.  In connection with the reissuance, the
				Partnership entered into an interest swap transaction with a third party,
				under which the difference between the fixed rate of the bonds and the
				Bond Market Association (BMA) rate plus .6%, is returned to the
				Partnership as a reduction of interest expense.  For the
			 period from the date the bonds were	reissued, July 13, 1999, to
				December 31, 1999 the rate averaged 4.06%.  The bonds payable are also
				collateralized by cash of $1,166,495 and $670,505 for The Hunt Apartments
			 and Greenbriar Apartments, respectively.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

Principal maturities on the bonds and mortgage notes payable are as follows:

               Year              Amount
         ----------------    ----------------
               2000          $       505,769
               2001                  542,126
               2002                  575,355
															2003																		610,593
															2004																		697,982
             Thereafter           66,160,619
                             ----------------
                             $ 			69,092,444
                             ================

6. Mortgage Investment Income and Contingent Interest Income

The Partnership earned mortgage investment income of $178,982 during 1999 representing interest on a $3,500,000 subordinate note from Jefferson Place, L.P., an affiliate of the Partnership's general partner. The subordinate note is dated July 30, 1997 and bears interest at the rate of 8.5%. Interest is payable monthly solely out of excess cash flow generated by Jefferson Place. Final payment of all outstanding principal and interest is due July 1, 2023. The Partnership has not recorded the subordinate note on its balance sheet due to its doubtful collectability. Interest and principal payments received under the terms of the subordinate note are recorded as income when received.

During 1998, the Partnership earned interest income of $839,201 on its
tax-exempt mortgage bond which	was collateralized by Avalon Ridge Apartments
in Renton, Washington.  The	tax-exempt mortgage bond was sold on May 1, 1998
for $18,755,000 plus accrued interest. The net unrealized holding loss of $5,748,474 on such bond was eliminated thereby increasing Partners' Capital by the same amount.

During 1997, the Partnership earned interest income of $1,611,956 which consisted of interest income earned on its tax-exempt mortgage bonds collateralized by Avalon Ridge Apartments, Jefferson Place and Jackson Park Place, respectively.

In May 1997, the property underlying the $8,670,000 tax-exempt mortgage bond collateralized by Jackson Park Place was conveyed to the Partnership through a deed in lieu of foreclosure. The Partnership earned contingent interest income of $290,520 on such mortgage bond in 1997.

On July 30, 1997, the Partnership received $12,200,000 in payment on its
$12,800,000 tax exempt	mortgage bond collateralized by Jefferson Place.  The
Partnership recorded a liability of $2,400,000 in connection with its continuing involvement as a guarantor for the tax exempt mortgage bond, which is classified as an other liability in the accompanying consolidated financial statements. In addition, the Partnership recognized a loss of $3,000,000. However, the recognition of this loss had no impact on total partners' capital as the unrealized holding loss of $3,000,000, a separate component of partners' capital, previously recorded on such mortgage bond was reduced.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

7. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The capitalized costs were incurred in connection with the acquisition of real estate and the offering of multifamily housing revenue refunding bonds. The amount of such expenses reimbursed to AFCA 4 or an affiliate are shown below. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at the end of each year.

									                                              1999	               1998		              1997
                                            ---------------     ---------------     ---------------
Reimbursable salaries and benefits							   $      586,413						$							631,071					$							528,916
Costs capitalized by the Partnership        							116,257							      	265,146													735,971
Professional fees and expenses								              78,445															92,158														71,722
Other expenses								                              59,928															67,020														51,324
Registration fees							                            59,881															30,250														32,296
Insurance								                                   47,321															32,147														22,133
Investor services and custodial fees								        27,891														100,678														36,488
Report preparation and distribution			              14,966															12,907														22,431
Consulting and travel expenses					                 13,217															21,576														16,008
Telephone								                                   	3,969																9,134														10,297
Interest on line of credit                         			-																		50,784													621,148
                                            ---------------     ---------------     ---------------
								                                    $				1,008,288						$    	1,312,871					$					2,148,734
                                            ===============     ===============     ===============

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $739,516 in 1999, $484,274 in 1998, and $352,190 in 1997.

Under the terms of the tax-exempt mortgage bonds which had been owned by the Partnership, the owners of the properties financed by these bonds were to pay AFCA 4 an administrative fee out of the net cash flow of the financed properties remaining after the payment of base interest on the related mortgage bonds. No such fees were paid to AFCA in 1999, 1998 or 1997. However, during 1997, AFCA 4 received deferred administrative fees of $371,220 from the owner of Jackson Park Place in conjunction with the transfer of this property to the Partnership in settlement of the mortgage bond. Because administrative fees paid by property owners are not Partnership expenses, they are not reflected in the accompanying financial statements.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Partnership paid acquisition fees of $218,239, $470,543, and $325,184 to AFCA 4 during 1999, 1998 and 1997, respectively.

The general partner of the property partnership which owned Jefferson Place was principally owned by an employee of an affiliate of AFCA 4 through July 30, 1997. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also owned small interests in the general partner. The general partner had a nominal interest in the property partnership's profits, losses and cash flow which was subordinate to the interest of the Partnership and the mortgage bond. The general partner did not receive cash distributions from the partnership in 1997. On July 30, 1997, the Partnership acquired the general partnership interest in the property partnership.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned or financed by the Partnership (beginning when such properties were acquired by the Partnership). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $970,998 in 1999, $708,958 in 1998, and $611,079 in 1997.

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments, other assets, accounts payable, accrued
		expenses and	distribution payable:  Fair value approximates the carrying
		value of such assets and liabilities.

  Bonds and mortgage notes payable:  Fair value is based on estimated future
		cash flows discounted using the quoted market rate, from an independent
		source, of similar obligations.  Refer to the table below for the carrying
		amount and estimated fair value of such instruments.


                                                  At December 31, 1999                    At December 31, 1998
                                          -----------------------------------     -----------------------------------
                                                Carrying           Estimated            Carrying           Estimated
                                                  Amount          Fair Value              Amount          Fair Value
                                          ---------------     ---------------     ---------------     ---------------
Bonds and mortgage notes payable          $   69,092,444						$			66,163,651						$			56,600,662						$			58,058,162


9.	Summary of Unaudited Quarterly Results of Operations

							                                                    		First		            Second		             Third		         	  Fourth
>From January 1, 1999 to December 31, 1999		           				Quarter	           	Quarter		           Quarter		           Quarter
													                                      ---------------     ---------------     ---------------     ---------------
Total income					                                  $   		4,752,852    	 $    5,290,996    	 $   	5,704,384     $    	5,852,638
Total expenses		                                   					(4,274,519)	        (4,759,178)	       	(5,173,959)     				(5,326,595)
													                                      ---------------     ---------------     ---------------     ---------------
Net income							                                  $    	  478,333  	   $    		531,818    	 $  			 530,425   		$     		526,043
													                                      ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC								     $        	  .09    	 $         	.10    	 $ 	       	.10   	 $       	  	.09
													                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale						                                            	9-7/8															9-3/8															9-1/4															9-1/4
 Low sale						                                           			8-3/4															7-3/4															8																			7-3/4
													                                      ===============     ===============     ===============     ===============


AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

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
													                                      ===============     ===============     ===============     ===============


The BUCs are quoted on the NASDQ National Market System under the symbol APROZ. The high and low quarterly sale prices of the BUCs were compiled from on-line trading sources based on information provided by NASDAQ.

Schedule III

AMERICA FIRST APARTMENT INVESTORS, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999

								                                                                                              Costs Capitalized
					                                                                         Initial Cost			              Subsequent
                            Description			 	                                 to Partnership			           to Acquisition
---------------------------------------------------------------------  --------------------------   ------------------------
                                                                                 		 				Building	      Building
						                                                                                    and	           and		         Carrying
Property	                 Location	         # of Units	  Encumbrances	        Land	 	 Improvements	  Improvements	 	      Costs
------------------------  ---------------  ------------  ------------  ------------   ------------   ------------   ------------
Covey at Fox Valley	      Aurora, IL	         216 	           (b)	     $ 1,320,000  	$		11,090,000 	 $ 	     -      $ 	     -
The Exchange at Palm Bay	 Palm Bay, FL	    72,002 sq ft       (a)	       1,296,002(c)   	4,349,682 	    1,611,631 	 	       -
The Park at Fifty Eight   Chattanooga, TN	    196 	           (b)	         231,113(d)	 	 2,553,474 	    1,818,485           -
Shelby Heights	           Bristol, TN	        100 	           (b)	         175,000  		  	3,275,000 	         -         	    -
Coral Point	              Mesa, AZ	           336 	           (b)	       2,240,000  		  	8,960,000 	         -             	-
Park at Countryside       Port Orange, FL     120             (b)          647,000      	2,616,648         		-     			      -
The Retreat               Atlanta, GA         226             (e)        1,800,000      	7,315,697           -              -
Jackson Park Place        Fresno, CA          296             (b)        1,400,000     	10,709,534           -              -
Park Trace Apartments     Norcross, GA        260             (b)        2,246,000     	11,789,810           -              -
Littlestone at Village				Gallatin, TN								200													(b)										621,340					 	9,942,188											-														-
															Green
St. Andrews at Westwood			Orlando, FL									259													(b)								1,617,200						14,262,540											-														-
													Apartments
The Hunt Apartments							Oklahoma City, OK			216													(b)										550,000							7,095,049											-														-
Greenbriar Apartments					Tulsa, OK											120													(b)										648,000							3,697,643											-														-
Oakwell Farms Apartments		Nashville, TN							414													(b)								1,946,000						15,758,907
                                                                       ------------   ------------   ------------   ------------
				                                                                   $16,737,655	   $113,416,172   $ 	3,430,116		 $   	 	 -
																                                                       ============   ============   ============   ============

                               Gross Amount at December 31, 1999
                           ------------------------------------------
                                            Building		                  Accumulated			                                  Which
						                                        and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                         Land	   Improvements	      (f),(g)	           (h)	   Construction	  Acquired	   is Computed
------------------------   ------------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	       $ 1,320,000  	$	10,028,338  	$		11,348,338	 $ 		4,228,840 	     	 1989	       1989	     27.5 years
The Exchange at Palm Bay	    1,296,002  	  	4,094,861	    		5,390,863 	    2,536,462  	      1988	       1990(c)   31.5 years
The Park at Fifty Eight	       231,113  	  	4,122,226     		4,353,339 	    1,055,598  	      1987	       1991(d)   27.5 years
Shelby Heights	                175,000  	  	2,952,847     		3,127,847 	      961,087  	      1987	       1991	     27.5 years
Coral Point	                 2,240,000  	  	8,960,000    		11,200,000 	    2,730,557  	      1987	       1991	     27.5 years
Park at Countryside            647,000     	2,616,648    		 3,263,648        285,352         1983        1996      27.5 years
The Retreat                  1,800,000     	7,315,697     		9,115,697        731,527         1985        1997      27.5 years
Jackson Park Place           1,400,000    	10,709,534    		12,109,534      1,036,617         1985        1997      27.5 years
Park Trace Apartments        2,246,000    	11,789,810    		14,035,810        929,076         1988        1997      27.5 years
Littlestone at Village
														 Green											621,340						9,942,188						10,563,528								492,952									1987								1998						27.5 years
St. Andrews at Westwood
															Apartments				1,617,200					14,262,540						15,879,740								665,367									1989								1998						27.5 years
The Hunt Apartments												550,000						7,095,049							7,645,049								268,011									1984								1998						27.5 years
Greenbriar Apartments										648,000						3,697,643							4,345,643								137,422									1985								1998						27.5 years
Oakwell Farms Apartments					1,946,000					15,758,907						17,704,907								381,367									1986								1999						27.5 years
                           ------------   ------------   ------------   ------------
				                       $16,737,655	  $113,346,288	   $130,083,943   $	16,440,235
																           ============   ============   ============   ============

AMERICA FIRST APARTMENT INVESTORS, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999

(a) The Partnership has no encumbrance against this property.
(b) The encumbrance represents bonds payable originated by the Partnership through the issuance of tax-exempt refunding bonds or bonds or mortgage
				notes payable assumed or originated by the Partnership in connection with
			 the acquisition of	properties.  Bonds and mortgage notes payable totaled
				$69,092,444 at	December 31, 1999. (See Note 5 to the accompanying Notes to
				Consolidated Financial Statements).
(c) Land with a cost of $1,150,318 and $145,684 was acquired in 1990 and 1996, respectively.
(d) Land with a cost of $135,000 and $96,113 was acquired in 1991 and 1996, respectively.
(e) The encumbrance represents multifamily revenue refunding bonds issued on Jefferson Place with a balance of $11,735,000 at December
				31, 1999.  (See Note 4 to the accompanying Notes to Consolidated Financial
			 Statements).
(f) Reconciliation of Real Estate:

                                      	     	        										1999																1998
                                             							---------------					---------------
Balance - beginning of year			               							$			112,205,300					$ 	  73,845,251
Acquisitions			                                  								17,776,867										38,356,914
Improvements			                                       						101,776															3,135
                                             							---------------					---------------
Balance - end of year			                     							$			130,083,943					$ 	 112,205,300
									                                    							===============					===============

(g) As of December 31, 1999, the aggregate cost of the Partnership's investment in real estate for federal income tax purposes amounted to $117,473,943.
(h)	Reconciliation of Accumulated Depreciation:

				                                         																		1999																1998
                                   																	---------------					---------------
Balance - beginning of year			     																	$				12,289,925					$    9,577,780
Depreciation expense			                																	 	4,150,310										2,712,145
                                   																	---------------					---------------
Balance - end of year			           																	$				16,440,235					$   12,289,925
                                   																	===============					===============

See accompanying consolidated financial statements and notes thereto.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2000		      AMERICA FIRST APARTMENT INVESTORS, L.P.

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

Date:  March 28, 2000  	         By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager


Date:  March 28, 2000  	         By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer
                                      and Manager (Principal Financial and
                                      Accounting Officer)


Date:  March 28, 2000	           By /s/ William S. Carter, M.D.*
		                                    William S. Carter, M.D.
		                                    Manager


Date:  March 28, 2000            By	/s/ Martin A. Massengale*
		                                    Martin A. Massengale
		                                    Manager


Date:  March 28, 2000            By	/s/ Alan Baer*
		                                    Alan Baer
 		                                   Manager


Date:  March 28, 2000            By	/s/ Gail Walling Yanney*
		                                     Gail Walling Yanney
		                                     Manager

Date:  March 28, 2000	           By	/s/ Mariann Byerwalter*
		                                    Mariann Byerwalter
 		                                   Manager

Date:  March 28, 2000	           By	/s/ Lisa Yanney Roskens*
		                                    Lisa Yanney Roskens
 		                                   Manager



*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 21


                       	SUBSIDIARIES OF THE REGISTRANT

Subsidiaries of the Registrant


America First Fresno Apartment Investors Limited Partnership
Park Trace Apartments Limited Partnership
The Retreat Apartments Limited Partnership
Arizona Coral Point Apartments Limited Partnership
The Park at Countryside Limited Partnership
Park at 58 Limited Partnership
Greenbriar Apartments Holding Corporation
Hunt Apartments Holding Corporation
Littlestone LLC
Oakwell Farms Limited Partnership
Apollo Associates, Ltd.

                                  EXHIBIT 24


                	      						 POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
    	America First Apartment Investors, L.P.
     Capital Source L.P.
    	Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                                					/s/ Michael B. Yanney
                                                 								Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Apartment Investors, L.P.
     Capital Source L.P.
     Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                                					/s/ William S. Carter, M.D.
                                               										William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Apartment Investors, L.P.
     Capital Source L.P.
     Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                                					/s/ Martin A. Massengale
                                               										Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
     America First Apartment Investors, L.P.
     Capital Source L.P.
    	Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                                				 /s/  Alan Baer
                                                										Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Apartment Investors, L.P.
     Capital Source L.P.
     Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                                  			/s/ Gail Walling Yanney
                                                         Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Apartment Investors, L.P.
     Capital Source L.P.
     Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                                  			/s/ Mariann Byerwalter
                                                    					Mariann Byerwalter

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1999, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
    	America First Apartment Investors, L.P.
     Capital Source L.P.
    	Capital Source II L.P.-A
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2000.


                                                					/s/ Lisa Yanney Roskens
                                                 								Lisa Yanney Roskens