Form 10-Q
period 2000-03-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 2000-05-15
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 2000 or

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
CONSOLIDATED BALANCE SHEETS

                                                                                      	  				Mar. 31, 2000       Dec. 31, 1999
																																																																																															(unaudited)
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value
		 Unrestricted																																																																														$			13,707,088						$		14,436,672
   Restricted (Note 5) 																																																																											1,837,000										1,837,000
 Investment in real estate, net of accumulated depreciation (Note 4)                            112,666,155								113,643,708
 Other assets                                                                                    	2,078,406										2,089,160
                                                                                             --------------      --------------
                                                                                             $  130,288,649      $ 132,006,540
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 6)                                             $   	4,670,443      $   4,940,569
  Bonds and mortgage notes payable (Note 5)                                                     	68,870,875									69,092,444
  Distribution payable (Note 3)                                                                    	   -															372,928
                                                                                             --------------      --------------
                                                                                                	73,541,318									74,405,941
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    45,051													39,200
  Beneficial Unit Certificate Holders
  ($10.97 per BUC in 2000 and $11.04 in 1999)                                                 			56,702,280									57,561,399
                                                                                             --------------      --------------
                                                                                              			56,747,331								 57,600,599
                                                                                             --------------      --------------
                                                                                             $ 	130,288,649	     $ 132,006,540
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           																											       For the Three       For the Three
                                                     																																	        Months Ended        Months Ended
                                                    																																									Mar. 31, 2000    	  Mar. 31, 1999
                                                    																																			     ---------------     ---------------
Income
 Rental income                                      																																		      $  			5,559,996     $    4,584,250
 Interest income 																													             																											      								267,163    							 168,602
                                                    																																			     ---------------     ---------------
                                                         																													      	    	5,827,159   	 	    4,752,852
                                                    																																				    ---------------     ---------------
Expenses
 Real estate operating expenses                          																														          	2,642,199          2,113,404
 Depreciation                                             																												           	1,082,813         		 933,901
 Interest expense                                         																												           	1,035,216	         		793,736
 General and administrative expenses (Note 6)              																											           		 386,852         		 433,478
                                                    																																			     ---------------     ---------------
                                                        																													          		 5,147,080          4,274,519
                                                    																																			     ---------------     ---------------
Net income and net comprehensive income                                             					   $   				680,079    	$   		 478,333
                                                    																																			     ===============     ===============


Net income allocated to:
 General Partner                                    																																		      $       	17,629     $       14,122
 BUC Holders                                             																														       	  		 662,450        		  464,211
                                                    																																			     ---------------     ---------------
                                                    																																		      $    			680,079     $   		 478,333
                                                    																																			     ===============     ===============
Net income, basic and diluted, per BUC              																																		      $          	.13     $          .09
                                                    																																			     ===============     ===============
Weighted average number of BUCs outstanding             	 																												          	 5,193,234          5,212,167
                                                    																																			     ===============     ===============

The accompanying notes are an integral part of the consolidated statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)

																																																																		Beneficial Unit Certificate Holders
																																																																		-----------------------------------
                                                        General					# of BUCs
                                                        Partner    Outstanding										Amount 												Total
                                                    ------------   ------------		------------------- 	---------------
Partners' Capital
Balance at December 31, 1999                        $    39,200   			 5,212,167		$							57,561,399 		$		57,600,599
Net income                                               17,629      					 -			 		 									662,450									680,079
Cash distributions paid or accrued (Note 3)
 Income                                                 (11,778)        		 -																(83,220) 						 (94,998)
 Return of capital                                         -           				-													(1,082,813)  			(1,082,813)
Purchase of BUCs																																											-												(41,000)											(355,536)							(355,536)
                                                   	------------   ------------		-------------------  --------------
Balance at March 31, 2000					                      $    45,051  					5,171,167		$ 					 56,702,280			$ 	56,747,331
                                                    ============   ============		=================== 	==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            																	 For the Three    	  For the Three
                                                                            																			Months Ended        Months Ended
                                                                         																					Mar. 31, 2000   		  Mar. 31, 1999
                                                                        																				---------------     ---------------
Cash flows from operating activities
 Net income 						                                                      																				$   				680,079					$					478,333
  Adjustments to reconcile net income to net cash
   provided by operating activities
				Depreciation                                                             																				 1,082,813											933,901
    Decrease (increase) in other assets                                        																						10,754										(283,882)
    Decrease in accounts payable and accrued expenses											               																				(270,126)										(80,780)
                                                                        																				---------------     ---------------
 Net cash provided by operating activities                              																				    		1,503,520									1,047,572
                                                                        																				---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                           																			  		(105,260)											(2,586)
	Acquisition of real estate                                                																			 							 -														(15,837)
                                                                        																				---------------     ---------------
 Net cash used in investing activities                    																																	  		 			(105,260)								  (18,423)
                                                                        																				---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         																					(1,550,739)							(1,053,489)
 Principal payments on bonds and mortgage notes payable                                   									(221,569)									(173,992)
 Purchase of BUCs																																																																																		(355,536)													-
                                                                        																				---------------     ---------------
 Net cash used by financing activities     														            																							  			(2,127,844)							(1,227,481)
                                                                        																				---------------     ---------------
Net decrease in cash and temporary cash investments 												            																						 (729,584)									(198,332)
Cash and temporary cash investments at beginning of period                  																	  		14,436,672								19,694,420
                                                                        																				---------------     ---------------
Cash and temporary cash investments at end of period                    																				$   	13,707,088					$		19,496,088
                                                                        																				===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                 																		$     1,334,795					$					835,584
                                                                        																				===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

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

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The consolidated financial statements should be read in conjunction with the consolidated financial
			 statements and notes thereto included in the Partnership's Annual Report
			 on Form 10-K for the year ended December 31, 1999.  In the opinion of
				management, all normal and recurring adjustments necessary to present
				fairly the financial position at March 31, 2000, and results of operations
			 for all periods presented have been made.

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

				Management reviews each property for impairment whenever events or
				changes in circumstances indicate that the carrying value of a property
				may not be recoverable.  The review of recoverability is based on an
				estimate of undiscounted future cash flows expected to result from its use
				and eventual disposition.  If impairment exists due to the inability to
				recover the carrying value of a property, an impairment loss is recorded
				to the extent that the carrying value of the property exceeds its
				estimated fair value.  There were no impairment losses recorded for the
				three months ended March 31, 2000 or 1999.

    Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

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

 E) Cash and Temporary Cash Investments
    Cash and temporary cash investments include cash on hand and highly liquid
			 investments purchased with original maturities of three months or less.

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

3. Partnership Income, Expenses, Cash Distributions and Capital

The Partnership Agreement contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds and for the allocation of income and expenses for tax purposes among AFCA 4 and BUC Holders.

Cash distributions were made on a monthly basis through December 31, 1999. However, effective January 1, 2000, the Partnership began paying quarterly distritutions with the first such distribution paid on March 31, 2000 to holders of record as of March 15, 2000. Cash distributions included in the financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each period.

On January 11, 2000, management announced its intent to purchase and cancel up to $1 million of Beneficial Unit Certificates (BUCs) as they become available in the open market. Through March 31, 2000, 41,000 BUCs had been acquired at a cost of $355,536.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

4. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley(1)               Aurora, IL                216       $  1,320,000    $   10,028,338     $   	  11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(2)       1,296,002         4,200,121             5,496,123
  The Park at Fifty Eight(1)   	       Chattanooga, TN           196            231,113         4,122,226             4,353,339
  Shelby Heights(1)                    Bristol, TN               100            175,000         2,952,847             3,127,847
  Coral Point(1)                       Mesa, AZ                  336          2,240,000         8,960,000            11,200,000
  Park at Countryside(1)               Port Orange, FL           120            647,000         2,616,648             3,263,648
  The Retreat(3)                       Atlanta, GA               226          1,800,000         7,315,697             9,115,697
  Jackson Park Place(1)                Fresno, CA                296          1,400,000        10,709,534            12,109,534
  Park Trace Apartments(1)             Norcross, GA              260          2,246,000        11,789,810            14,035,810
		Littlestone at Village Green (1)					Gallatin, TN														200												621,340								 9,942,188											 10,563,528
		St. Andrews	at Westwood Apartments(1)Orlando, FL															259										1,617,200								14,262,540  				     	15,879,740
		The Hunt Apartments	(1)														Oklahoma City, OK									216												550,000									7,095,049												 7,645,049
		Greenbriar Apartments	(1)												Tulsa, OK																	120												648,000									3,697,643												 4,345,643
		Oakwell Farms Apartments (1)									Nashville, TN													414										1,946,000								15,758,907											 17,704,907
                                                                                                              -----------------
                                                                                                                   	130,189,203
  Less accumulated depreciation                                                                                    	(17,523,048)
                                                                                                              -----------------
  Balance at March 31, 2000                                                                              	 			$					112,666,155
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

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

5.  Bonds Payable and Mortgage Notes Payables

Bonds and mortgage notes payable were originated by the Partnership through the issuance of tax-exempt refunding bonds or were originated or assumed by the Partnership in connection with the acquisition of multifamily housing properties. Bonds and mortgage notes payable at March 31, 2000, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of              range from $224,000     $  	2,515,000
 					    																																				principal and/or interest           to $228,000
                                      		      are due each March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of              range from $266,000         3,235,000
 Park at Countryside               		         principal and/or interest           to $276,000
                                    		        are due each March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of              $658,000 								        		12,410,000
 and Park Trace Apartments         		         interest are due each May 1
                                   		         and November 1

Jackson Park Place        5.80%					12/1/2007 monthly payment of                  $611,901                   	8,251,971
                                  		          principal and interest
                                  		          are due the 1st of each month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$650,033																			13,090,000
	St. Andrews at																															interest are due each
	Westwood Apartments																										March 1 and September 1

The Hunt Apartments							4.17%(1)		7/1/2004		semiannual payments of interest					interest only															6,930,000
																																														are due each Jan. 1 and July 1

Greenbriar Apartments					4.17%(1)		7/1/2004		semiannual payments of interest					interest only															3,980,000
																																														are due each Jan. 1 and July 1
																																																																																																										-------------
																																																																																																													50,411,971

Mortgage Notes Payable:
Littlestone															7.68%					9/15/2005	Monthly payment of 																	$542,921																				5,594,476
 at Village Green																													principal and interest
																																														are due the 15th of each month


Oakwell Farms 												6.935%				5/01/2009	Monthly payments of principal							$1,029,088																	12,864,428
 Apartments																																			and interest are due the 1st
																																														of each month
																																																																																																										-------------
																																																																																																													18,458,904
                                                              																						                    		-------------
Balance at March 31, 2000				 																																														 			                    						$		68,870,875
																																																																																																										=============

(1) The bonds payable were reissued on July 13, 1999.  There was no gain or
				loss recorded on the reissuances.  In connection with the reissuance, the
				Partnership entered into an interest swap transaction with a third party
				under which the difference between the fixed rate of the bonds and the
				Bond Market Association (BMA) rate plus .6%, is returned to the
				Partnership as a reduction of interest expense.  For the three months ended
				March 31, 2000, the rate averaged 4.17%.  The bonds payable are also
				collateralized by cash of $1,166,495 and $670,505 for The Hunt Apartments
			 and Greenbriar Apartments, respectively.



AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of general and administrative expenses reimbursed to AFCA 4 for the three months ended March 31, 2000, was $232,569. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 for the three months ended March 31, 2000, was $193,450.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. There were no acquisition fees incurred during the three months ended March 31, 2000.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned by the Partnership. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $246,897 for the three months ended March 31, 2000.












































     Item 2.  Management's Discussion and Analysis of Financial Condition and
														Results of Operations

Liquidity and Capital Resources

The Partnership's principal capital resources at March 31, 2000 consisted of 13 apartment complexes and one office/warehouse facility which had a combined depreciated cost of $112,666,155 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of March 31, 2000:


                                                                                          Number      Percentage
                                                                           Number       of Units        of Units
Property Name                          Location                          of Units       Occupied        Occupied
-------------------------------        -----------------------          ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                           296            290             98%
Covey at Fox Valley                    Aurora, IL                           216            208        			  96%
The Park at Fifty Eight                Chattanooga, TN                      196            192        			  98%
Shelby Heights                         Bristol, TN                          100            100            100%
Coral Point                            Mesa, AZ                             336            319             95%
Park at Countryside                    Port Orange, FL                      120            115													96%
The Retreat                            Atlanta, GA                          226            221													98%
Park Trace Apartments                  Norcross, GA                         260            257													99%
Littlestone at Village Green 										Gallatin, TN																									200												194													97%
St. Andrews at Westwood Apartments					Orlando, FL																										259												258													99%
The Hunt Apartments																				Oklahoma City, OK																				216												214													99%
Greenbriar Apartments																		Tulsa, OK																												120												113													94%
Oakwell Farms	Apartments															Nashville, TN																								414												394													95%
                                                                        ----------     ----------     -----------
                                                                          2,959          2,875													97%
                                                                        ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                      72,002(1)      46,783(1)          65%
                                                                        ==========     ==========     ===========

(1) Represents square feet.

The Partnership anticipates that future property acquisitions will be financed by the assumption of existing indebtedness on properties to be acquired or the origination of new debt.

At March 31, 2000, the Partnership had debt obligations under nine financing arrangements with an aggregate principal balance outstanding of approximately $68,900,000. Such debt obligations consisted of seven tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $50,400,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $18,500,000. Five of the debt obligations which total approximately $32,500,000 require monthly, semiannual or annual payments of principal and interest while four bonds with an aggregate principal amount of approximately $36,400,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 84% of the Partnership's financing arrangements are fixed-rate obligations with a weighted average interest rate of 5.99% at March 31, 2000. The remaining 16% of the financing arrangements have variable rates which are based on the Bond Market Association (BMA) rate index plus .6%. For the three months ended March 31, 2000, such variable rates averaged 4.17%. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

On January 11, 2000, management announced its intent to purchase and cancel up to $1 million of Beneficial Unit Certificates (BUCs) as they become available in the open market. Through March 31, 2000, 41,000 BUCs had been acquired at a cost of $355,536.

In addition to making property acquisitions, the Partnership requires cash to pay its operating expenses, make periodic distributions to its BUC holders and acquire Partnership BUCs. The following table sets forth information regarding cash distributions paid or accrued to BUC holders for the periods shown:

                                                                                        	 For the Three     		  For the Three
                                                                                           Months Ended          Months Ended
                                                                                       		 Mar. 31, 2000      		 Mar. 31, 1999
                                                                                         ---------------       ---------------
Regular cash distributions
	Income                                                                                  $        .0161      		$        .0209
	Return of capital                                                                           					.2089                 .1792
                                                                                         ---------------       ---------------
                                                                                         $        .2250	      	$        .2001
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .2250		      $        .2001
                                                                                         ===============       ===============

As previously announced, effective January 1, 2000, the Partnership will pay quarterly distributions at an annual rate of $.90 per BUC. The first quarterly distribution was paid on March 30, 2000, to record holders as of March 15, 2000. Future quarterly distributions will be made on/or about the 15th of the month following the end of a quarter to record holders as of the last day of such quarter.

The principal sources of cash available for the payment of expenses and distributions and for the purchase of Partnership BUCs are: (i) net rental revenues generated by the Partnership's real estate, (ii) interest income earned on investments and (iii) undistributed cash held by the Partnership. Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash. The Partnership believes that cash-on-hand and cash provided by net rental income and interest income will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. However, the Partnership currently does not anticipate entering into such arrangements for purposes of paying expenses and making distributions. However, in connection with the acquisition of additional real estate, the Partnership does expect to borrow additional amounts through the issuance of tax-exempt mortgage bonds, through the assumption of existing taxable mortgage debt or the origination of new long-term debt. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

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

Based on the foregoing methodology, internal valuation and reviews performed during the three months ended March 31, 2000 indicated that the carrying value of the Partnership's real estate recorded on the balance sheet at March 31, 2000, required no adjustment.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                      	 For the Three  		  	For the Three         	 	Increase
                                                                     	   Months Ended       	Months Ended           (Decrease)
																																																																								Mar. 31, 2000							Mar. 31, 1999											From 1999
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $   	 5,559,996  	  $    4,584,250      $   				975,746
Interest income on temporary cash investments                                		267,163           	168,602           			 98,561
                                                                       ---------------     ---------------     ---------------
                                                                           		5,827,159       	  4,752,852         		 1,074,307
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                             		2,642,199          2,113,404           		 528,795
Depreciation                                                                	1,082,813         		 933,901         		  	148,912
Interest expense                                                            	1,035,216         		 793,736          			 241,480
General and administrative expenses                                         		 386,852     		     433,478            	 (46,626)
																																																																							---------------     ---------------     ---------------
                              																																														 5,147,080          4,274,519        			   872,561
                                                                       ---------------     ---------------     ---------------
Net income                                                            	$   				680,079   	 $  			 478,333    		$ 		   	201,746
                                                                       ===============     ===============     ===============

Rental income increased $975,746 for the three months ended March 31, 2000, compared to the same period in 1999. This increase is attributable to: (i) a $716,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999 and (ii) a $260,000 increase resulting from increases in average occupancy at most of the Partnership's properties and increases in rental rates at several properties.

Interest income increased $98,561 for the three months ended March 31, 2000, compared to the same period in 1999 due to an increase in the average undistributed cash balance and an increase in the average interest rate earned on such balances.

Real estate operating expenses increased $528,795 for the three months ended March 31, 2000, compared to the same period in 1999. This increase is attributable to: (i) a $320,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $107,000 increase in repairs and maintenance expenses and capital improvements at eight of the Partnerships properties; (iii) a $55,000 increase in salaries and related expenses at seven properties and (iv) a $47,000 increase in other property operating expenses.

Depreciation expense increased $148,912 for the three months ended March 31, 2000, compared to the same period in 1999. This increase is primarily attributable to the acquisition of Oakwell Farms Apartments in April 1999.

Interest expense increased $241,480 for the three months ended March 31, 2000, compared to the same period in 1999. This increase is primarily due to: (i) interest of $227,000 incurred on the mortgage note payable on Oakwell Farms Apartments; (ii) an increase of approximately $33,000 on the Partnership's variable rate financings of The Hunt Apartments and Greenbriar Apartments, partially offset by (iii) a decrease of approximately $19,000 in interest expense on the Partnership's other mortgage obligations.

General and administrative expenses decreased $46,626 for the three months ended March 31, 2000 compared to the same period in 1999. This decrease is primarily due to: (i) a decrease of $52,000 in salaries and related expenses
(ii) a decrease of $20,000 in other general and administrative expenses.
These decreases were partially offset by an increase of $26,000 in administrative fees resulting from the acquisition of Oakwell Farms Apartments.

Funds from operations (net income plus depreciation of real estate assets) increased approximately $351,000 or 25% for the three months ended March 31, 2000, compared to the same period in 1999. Funds from operations was $1,762,892 for the three months ended March 31, 2000 compared to $1,412,234 for the same period of 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Partnership's market risk since December 31, 1999.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

															The following exhibits are filed as part of this report.
															Exhibit numbers refer to the paragraph numbers under Item 601
															of Regulation S-K:

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

Dated:  May 11, 2000					    AMERICA FIRST APARTMENT INVESTORS, L.P.

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