Form 10-Q
period 2000-06-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 2000-08-11
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 2000 or

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
CONSOLIDATED BALANCE SHEETS

                                                                                      	  				June 30, 2000       Dec. 31, 1999
																																																																																															(unaudited)
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value
		 Unrestricted																																																																														$			14,894,546						$		14,436,672
   Restricted  																																																																																			1,837,000										1,837,000
 Investment in real estate, net of accumulated depreciation (Note 3)                            111,823,021								113,643,708
 Other assets                                                                                    	1,950,051										2,089,160
                                                                                             --------------      --------------
                                                                                             $  130,504,618      $ 132,006,540
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 5)                                             $   	5,190,144      $   4,940,569
  Bonds and mortgage notes payable (Note 4)                                                     	68,777,742									69,092,444
  Distribution payable                                                                     	 					1,153,151												372,928
                                                                                             --------------      --------------
                                                                                                	75,121,037									74,405,941
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    51,216													39,200
  Beneficial Unit Certificate Holders
  ($10.91 per BUC in 2000 and $11.04 in 1999)                                                 			55,332,365									57,561,399
                                                                                             --------------      --------------
                                                                                              			55,383,581								 57,600,599
                                                                                             --------------      --------------
                                                                                             $ 	130,504,618	     $ 132,006,540
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 2000       June 30, 1999       June 30, 2000       June 30, 1999
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Rental income                                      $ 		 	5,642,328    	$    5,182,909      $  		11,202,324     $    9,767,159
 Interest income 																													             	218,165            108,087             	485,328            276,689
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	5,860,493          5,290,996           11,687,652         10,043,848
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 Real estate operating expenses                          	2,627,566          2,363,331           	5,269,765          4,476,735
 Depreciation                                             1,078,288          1,031,962           	2,161,101          1,965,863
 Interest expense                                        	1,048,658            948,161           	2,083,874          1,741,897
 General and administrative expenses (Note 5)              	414,631            415,724             	801,483            849,202
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	5,169,143          4,759,178           10,316,223          9,033,697
                                                    ---------------     ---------------     ---------------     ---------------
Net income and comprehensive income																	$							691,350					$						531,818						$					1,371,429					$				1,010,151
                                                    ===============     ===============     ===============     ===============


Net income allocated to:
 General Partner                                    $       	17,696     $       15,638      $       	35,325     $       29,760
 BUC Holders                                             			673,654          		516,180        		  1,336,104           	980,391
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $    			691,350     $    		531,818      $    	1,371,429     $    1,010,151
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          	.13     $          .10      $          	.26     $          .19
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding             	 5,105,367          5,212,167          	 5,149,300          5,212,167
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

																																																																		Beneficial Unit Certificate Holders
																																																																		-----------------------------------
                                                        General					# of BUCs
                                                        Partner    Outstanding										Amount 												Total
                                                    ------------   ------------		------------------- 	---------------
Partners' Capital
Balance at December 31, 1999                        $    39,200   			 5,212,167		$							57,561,399 		$		57,600,599
Net income                                               35,325      					 -			 		 							1,336,104							1,371,429
Cash distributions paid or accrued
 Income                                                 (23,309)        		 -															(146,552) 					 (169,861)
 Return of capital                                         -           				-													(2,161,101)  			(2,161,101)
Purchase of BUCs																																											-											(138,300)									(1,257,485)					(1,257,485)
                                                   	------------   ------------		-------------------  --------------
Balance at June 30, 2000					                      	$    51,216  					5,073,867		$ 					 55,332,365			$ 	55,383,581
                                                    ============   ============		=================== 	==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            																	 		For the Six    	 		 For the Six
                                                                            																			Months Ended        Months Ended
                                                                         																					June 30, 2000   		  June 30, 1999
                                                                        																				---------------     ---------------
Cash flows from operating activities
 Net income 						                                                      																				$   		1,371,429					$			1,010,151
  Adjustments to reconcile net income to net cash
   provided by operating activities
				Depreciation                                                             																				 2,161,101									1,965,863
    Decrease (increase) in other assets                                        																					139,109										(243,753)
    Increase in accounts payable and accrued expenses											               																					249,575											413,095
                                                                        																				---------------     ---------------
 Net cash provided by operating activities                              																				    		3,921,214									3,145,356
                                                                        																				---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                           																			  		(340,414)											(48,293)
	Acquisition of real estate                                                																			 							 -											(17,881,484)
                                                                        																				---------------     ---------------
 Net cash used in investing activities                    																																	  		 			(340,414)					  (17,929,777)
                                                                        																				---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         																					(1,550,739)							(2,150,508)
 Principal payments on bonds and mortgage notes payable                                   									(314,702)									(273,416)
 Purchase of BUCs																																																																																(1,257,485)													-
 Bond issuance and line of credit costs paid																																																											-														(28,757)
 Proceeds from issuance of mortgage notes and bonds payable																																												-											12,975,000
                                                                        																				---------------     ---------------
 Net cash (used) provided by financing activities     														            												  			(3,122,926)							10,522,319
                                                                        																				---------------     ---------------
Net increase (decrease) in cash and temporary cash investments 												            												 457,874								(4,262,102)
Cash and temporary cash investments at beginning of period                  																	  		14,436,672								19,694,420
                                                                        																				---------------     ---------------
Cash and temporary cash investments at end of period                    																				$   	14,894,546					$		15,432,318
                                                                        																				===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                 																		$     2,113,239					$			1,554,936
                                                                        																				===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


1. Basis of Presentation

    The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The accompanying interim unaudited consolidated financial statements have
				been prepared according to the rules and regulations of the Securities and
				Exchange Commission.  Certain information and footnote disclosures
				normally included in financial statements prepared in accordance with
				generally accepted accounting principles have been condensed or omitted
				according to such rules and regulations, although management believes that
				the disclosures are adequate to make the information presented not
				misleading.  The consolidated financial statements should be read in
				conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1999.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at
				June 30, 2000, and results of operations for all periods presented have
			 been made.  The results of operations for the three and six-month periods
				ended June 30, 2000 are not necessarily indicative of the results to be
				expected for the full year.

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

2. Stock Repurchase Plan

			In connection with the Partnership's plan to repurchase up to $2,000,000 of
			the Partnership's Beneficial Unit Certificates (BUCs),	the Partnership
			purchased and cancelled, in open market transactions, 138,300 BUCs at an
			aggregate cost of $1,257,485 during	the six months ended June 30, 2000
			(97,300 BUCs at an aggregate cost of $901,949 for the quarter ended June
			30, 2000).

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

3. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley			               Aurora, IL                216       $  1,320,000    $   10,040,806     $   	  11,360,806
  The Exchange at Palm Bay             Palm Bay, FL           72,002(1)       1,296,002         4,334,848             5,630,850
  The Park at Fifty Eight			   	       Chattanooga, TN           196            231,113         4,122,226             4,353,339
  Shelby Heights			                    Bristol, TN               100            175,000         2,952,847             3,127,847
  Coral Point			                       Mesa, AZ                  336          2,240,000         8,960,000            11,200,000
  Park at Countryside			               Port Orange, FL           120            647,000         2,616,648             3,263,648
  The Retreat			                       Atlanta, GA               226          1,800,000         7,315,697             9,115,697
  Jackson Park Place			                Fresno, CA                296          1,400,000        10,776,476            12,176,476
  Park Trace Apartments			             Norcross, GA              260          2,246,000        11,789,810            14,035,810
		Littlestone at Village Green 								Gallatin, TN														200												621,340								 9,942,188											 10,563,528
		St. Andrews	at Westwood Apartments			Orlando, FL															259										1,617,200								14,262,540  				     	15,879,740
		The Hunt Apartments																		Oklahoma City, OK									216												550,000									7,095,049												 7,645,049
		Greenbriar Apartments																Tulsa, OK																	120												648,000									3,697,643												 4,345,643
		Oakwell Farms Apartments 												Nashville, TN													414										1,946,000								15,779,924											 17,725,924
                                                                                                              -----------------
                                                                                                                   	130,424,357
  Less accumulated depreciation                                                                                    	(18,601,336)
                                                                                                              -----------------
  Balance at June 30, 2000                                                                              	 			$					111,823,021
                                                                                                              =================

(1) Represents square feet.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

4.  Bonds Payable and Mortgage Notes Payables

Bonds and mortgage notes payable at June 30, 2000, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of              range from $224,000     $  	2,515,000
 					    																																				principal and/or interest           to $228,000
                                      		      are due each March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of              range from $266,000         3,235,000
 Park at Countryside               		         principal and/or interest           to $276,000
                                    		        are due each March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of              $658,000 								        		12,410,000
 and Park Trace Apartments         		         interest are due each May 1
                                   		         and November 1

Jackson Park Place        5.80%					12/1/2007 monthly payment of                  $611,901                   	8,221,769
                                  		          principal and interest
                                  		          are due the 1st of each month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$650,033																			13,090,000
	St. Andrews at																															interest are due each
	Westwood Apartments																										March 1 and September 1

The Hunt Apartments							4.63%(1)		7/1/2004		semiannual payments of interest					interest only															6,930,000
																																														are due each Jan. 1 and July 1

Greenbriar Apartments					4.63%(1)		7/1/2004		semiannual payments of interest					interest only															3,980,000
																																														are due each Jan. 1 and July 1
																																																																																																										-------------
																																																																																																													50,381,769

Mortgage Notes Payable:
Littlestone															7.68%					9/15/2005	Monthly payment of 																	$542,921																				5,565,978
 at Village Green																													principal and interest
																																														are due the 15th of each month


Oakwell Farms 												6.935%				5/01/2009	Monthly payments of principal							$1,029,088																	12,829,995
 Apartments																																			and interest are due the 1st
																																														of each month
																																																																																																										-------------
																																																																																																													18,395,973
                                                              																						                    		-------------
Balance at June 30, 2000				 																																														 			                    							$		68,777,742
																																																																																																										=============

(1) The bonds payable bear interest at a floating rate which averaged 4.63%
				for the six months ended June 30, 2000.  The bonds payable are also
				collateralized by cash of $1,166,495 and $670,505 for The Hunt Apartments
			 and Greenbriar Apartments, respectively.












AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

5. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of general and administrative expenses reimbursed to AFCA 4 for the quarter and six months ended June 30, 2000, was $212,496 and 445,065 respectively.
The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 for the quarter and six months ended June 30, 2000, was $193,450 and $386,900, respectively.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. There were no acquisition fees incurred during the quarter or six months ended June 30, 2000.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned by the Partnership. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $251,908 and $498,805 for the quarter and six months ended June 30, 2000.










































     Item 2.  Management's Discussion and Analysis of Financial Condition and
														Results of Operations

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnerships' Annual Report on Form 10-K for the year ended December 31,
1999.

At June 30, 2000, the Partnership owned 13 apartment complexes containing
2,959 units located in seven states and one office/warehouse facility. The following table sets forth certain information regarding the Partnership's real estate as of June 30, 2000:


                                                                                          Number      Percentage
                                                                           Number       of Units        of Units
Property Name                          Location                          of Units       Occupied        Occupied
-------------------------------        -----------------------          ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                           296            293             99%
Covey at Fox Valley                    Aurora, IL                           216            211        			  98%
The Park at Fifty Eight                Chattanooga, TN                      196            188        			  96%
Shelby Heights                         Bristol, TN                          100           		99            	99%
Coral Point                            Mesa, AZ                             336            315             94%
Park at Countryside                    Port Orange, FL                      120            117													98%
The Retreat                            Atlanta, GA                          226            222													98%
Park Trace Apartments                  Norcross, GA                         260            260												100%
Littlestone at Village Green 										Gallatin, TN																									200												180													90%
St. Andrews at Westwood Apartments					Orlando, FL																										259												245													95%
The Hunt Apartments																				Oklahoma City, OK																				216												211													98%
Greenbriar Apartments																		Tulsa, OK																												120												115													96%
Oakwell Farms	Apartments															Nashville, TN																								414												410													99%
                                                                        ----------     ----------     -----------
                                                                          2,959          2,866													97%
                                                                        ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                      72,002(1)     	58,783(1)          82%
                                                                        ==========     ==========     ===========

(1) Represents square feet.

Liquidity and Capital Resources

The Partnership's short-term liquidity needs include the payment of operating expenses, current debt service requirements, distributions to BUC holders and the acquisition of Partnership BUCs. The Partnership's long-term liquidity requirements consist of funding acquisitions and repayment of maturing secured debt. While the Partnership anticipates that cash-on-hand and cash provided by operating and investing activities will be sufficient to meet most of its short-term and long-term liquidity requirements, including distributions to BUC holders, the Partnership does anticipate that future property acquisitions will be financed by the assumption of existing taxable mortgage debt on properties to be acquired, the origination of new debt or the issuance of tax-exempt mortgage bonds. The Partnership currently does not anticipate entering into short-term and long-term arrangements for purposes of paying expenses and making distributions; however, the Partnership has the authority to enter into such arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

At June 30, 2000, the Partnership had debt obligations under nine financing arrangements with an aggregate principal balance outstanding of approximately $68,800,000. Such debt obligations consisted of seven tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $50,400,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $18,400,000. Five of the debt obligations which total approximately $32,400,000 require monthly, semiannual or annual payments of principal and interest while four bonds with an aggregate principal amount of approximately $36,400,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 84% of the Partnership's financing arrangements are fixed-rate obligations with a weighted average interest rate of 5.99% at June 30, 2000. The remaining 16% of the financing arrangements have variable rates which averaged 4.63% for the six months ended June 30, 2000. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

In connection with the Partnership's plan to repurchase up to $2,000,000 of the Partnership's Beneficial Unit Certificates (BUCs), The Partnership purchased and cancelled, in open market transactions, through June 30, 2000, 138,300 BUCs at an aggregate cost of $1,257,485 and an average cost of $9.09 per unit.

Cash distributions paid or accrued to BUC holders for the periods shown were as follows:

                                                                                        	 		For the Six     		 		 For the Six
                                                                                           Months Ended          Months Ended
                                                                                       		 June 30, 2000      		 June 30, 1999
                                                                                         ---------------       ---------------
Regular cash distributions
	Income                                                                                  $        .0285		    		$        .0353
	Return of capital                                                                           					.4215			              .3772
                                                                                         ---------------       ---------------
                                                                                         $        .4500				   	$        .4125
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .4500			    $        .4125
                                                                                         ===============       ===============

Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash.

Results of Operations

Comparison of the Quarters Ended June 30, 2000 and June 30, 1999

Rental income increased $459,419 (approximately 9%) for the quarter ended June 30, 2000, compared to the same period in 1999. Approximately $271,000 of such increase is due to the acquisition of Oakwell Farms Apartments in April 1999. The remaining $188,000 increase is the net result of increased rental income of $265,000 earned by 10 of the Partnership's other 13 properties which was partially offset by decreased rental income of $77,000 earned by three properties. Rental income increases for the 10 properties ranged from 1.7% to 21.4% and averaged 8.2% while rental income decreases for the three properties averaged 5.4%. Average occupancy for the quarter ended June 30, 2000, was 97% compared to 96% for the comparable period of 1999.

Interest income increased $110,078 (approximately 102%) for the quarter ended June 30, 2000, compared to the same period in 1999 due to an increase in the average undistributed cash balance and an increase in the average interest rate earned on such balances.

Real estate operating expenses increased $264,235 (approximately 11%) for the quarter ended June 30, 2000, compared to the same period in 1999. This increase is attributable to: (i) an increase of $216,000 resulting from the acquisition of Oakwell Farms Apartments in April 1999; (ii) an increase of $41,000 for Coral Point Apartments due to higher repairs and maintenance expenses, property improvements and salaries and related expenses; (iii) an increase of $36,000 for The Hunt Apartments primarily due to estimated taxes, higher salaries and related expenses and increased repairs and maintenance expenses and property improvements and (iv) net decreases of $29,000 for the Partnership's other properties.

Depreciation expense increased $46,326 (approximately 4%) for the quarter ended June 30, 2000, compared to the same period in 1999. This increase is primarily attributable to the acquisition of Oakwell Farms Apartments in April 1999.

Interest expense increased $100,497 (approximately 11%) for the quarter ended June 30, 2000, compared to the same period in 1999. This increase is primarily due to: (i) interest of $62,000 incurred on the mortgage note payable on Oakwell Farms Apartments which was acquired in April 1999; (ii) an increase of $46,000 on the variable-rate borrowings for The Hunt Apartments and Greenbriar Apartments due to an increase in the average interest rate on such financings partially offset by (iii) a decrease of $8,000 on other borrowings due to the slight amortization of principal balances on such borrowings.

General and administrative expenses decreased less than 1% for the quarter ended June 30, 2000, compared to the same period in 1999. This decrease is due to: (i) a $24,000 decrease in salaries and related expenses which was virtually offset by (ii) a $9,000 increase in administration fees resulting from the acquisition of Oakwell Farms Apartments in April 1999, and (iii) slight increases in other general and administrative expenses totaling $14,000.

Funds from operations, (FFO) which, for the Partnership, consists of net income plus depreciation of real estate assets, increased approximately $206,000 or 13% for the quarter ended June 30, 2000, compared to the same period in 1999. Funds from operations was $1,769,638 for the quarter ended June 30, 2000 compared to $1,563,780 for the same period of 1999. FFO is not defined by generally accepted accounting principles nor should it be considered as an alternative to net income as an indication of operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity. The Partnership believes that FFO is helpful in understanding the Partnership's results of operations in that such calculation reflects the Partnership's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other entities and, accordingly, may not be comparable to such other entities.

Comparison of the Six Months Ended June 30, 2000 and June 30, 1999

Rental income increased $1,435,165 (approximately 15%) for the six months ended June 30, 2000, compared to the same period in 1999. Approximately $988,000 of such increase is due to the acquisition of Oakwell Farms Apartments in April 1999. The remaining $447,000 increase is the net result of increased rental income of $460,000 earned by 11 of the Partnership's other 13 properties which was partially offset by decreased rental income of $13,000 earned by two properties. Rental income increases for the 11 properties ranged from .1% to 13.8% and averaged 6.1% while rental income decreases for the two properties averaged 1.6%. Average occupancy for the six months ended June 30, 2000, was 97% compared to 96% for the comparable period of 1999.

Interest income increased $208,639 (approximately 75%) for the six months ended June 30, 2000, compared to the same period in 1999 due to an increase in the average undistributed cash balance and an increase in the average interest rate earned on such balances.

Real estate operating expenses increased $793,030 (approximately 18%) for the six months ended June 30, 2000, compared to the same period in 1999. This increase is attributable to: (i) an increase of $536,000 due to the acquisition of Oakwell Farms Apartments in April 1999; (ii) $58,000 increase for The Hunt Apartments due primarily to estimated taxes, higher salaries and related expenses, and increased repairs and maintenance expenses and property improvements; (iii) increases of approximately $44,000 each for Jackson Park Place and Coral Point Apartments due primarily to higher repairs and maintenance expenses, property improvements, salaries and related expenses and taxes and (iv) net increases of approximately $111,000 for the Partnership's other properties.

Depreciation expense increased $195,238 (approximately 10%) for the six months ended June 30, 2000, compared to the same period in 1999. This increase is primarily attributable to the acquisition of Oakwell Farms Apartments in April 1999.

Interest expense increased $341,977 (approximately 20%) for the six months ended June 30, 2000, compared to the same period in 1999. This increase is primarily due to: (i) an increase of $289,000 due to the acquistion of Oakwell Apartments in April 1999 and (ii) an increase of $65,000 on the variable-rate borrowings of The Hunt Apartments and Greenbriar Apartments due to an increase in the average interest rate on such borrowings partially offset by (iii) a decrease of $12,000 on other borrowings due to the slight amortization of principal balances on such borrowings.

General and administrative expenses decreased $47,719 (approximately 6%) for the six months ended June 30, 2000 compared to the same period in 1999. This decrease is primarily due to; (i) a decrease of $76,000 in salaries and related expenses, and (ii) slight decreases in other general and administrative expenses totaling $6,000, partially offset by (iii) an increase of $34,000 in administration fees due to the acquisition of Oakwell Farms in April 1999.

Funds from operations, (FFO) which, for the Partnership, consists of net income plus depreciation of real estate assets, increased approximately $557,000 or 19% for the six months ended June 30, 2000, compared to the same period in 1999. Funds from operations was $3,532,530 for the six months ended June 30, 2000 compared to $2,976,014 for the same period of 1999. FFO is not defined by generally accepted accounting principles nor should it be considered as an alternative to net income as an indication of operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity. The Partnership believes that FFO is helpful in understanding the Partnership's results of operations in that such calculation reflects the Partnership's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other entities and, accordingly, may not be comparable to such other entities.

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

Dated:  August 11, 2000					  AMERICA FIRST APARTMENT INVESTORS, L.P.

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