Form 10-Q
period 2000-09-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 2000-11-14
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 2000 or

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
CONSOLIDATED BALANCE SHEETS

                                                                                      	  				Sept. 30, 2000       Dec. 31, 1999
																																																																																															(unaudited)
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value
		 Unrestricted																																																																														$			14,941,573						$		14,436,672
   Restricted  																																																																																			1,837,000										1,837,000
 Investment in real estate, net of accumulated depreciation (Note 3)                            110,983,742								113,643,708
 Other assets                                                                                    	1,877,190										2,089,160
                                                                                             --------------      --------------
                                                                                             $  129,639,505      $ 132,006,540
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 5)                                             $   	5,044,289      $   4,940,569
  Bonds and mortgage notes payable (Note 4)                                                     	68,683,018									69,092,444
  Distribution payable                                                                     	 					1,150,333												372,928
                                                                                             --------------      --------------
                                                                                                	74,877,640									74,405,941
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    56,830													39,200
  Beneficial Unit Certificate Holders
  ($10.81 per BUC in 2000 and $11.04 in 1999)                                                 			54,705,035									57,561,399
                                                                                             --------------      --------------
                                                                                              			54,761,865								 57,600,599
                                                                                             --------------      --------------
                                                                                             $ 	129,639,505	     $ 132,006,540
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 2000      Sept. 30, 1999      Sept. 30, 2000      Sept. 30, 1999
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Rental income                                      $ 		 	5,683,119    	$    5,545,131      $  		16,885,443     $   15,312,290
 Interest income 																													             	235,775            159,253             	721,103            435,942
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	5,918,894          5,704,384           17,606,546         15,748,232
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 Real estate operating expenses                          	2,783,321          2,699,080           	8,053,086          7,175,815
 Depreciation                                             1,063,199          1,111,550           	3,224,300          3,077,413
 Interest expense                                        	1,042,367          1,028,895           	3,126,241          2,770,792
 General and administrative expenses (Note 5)              	381,388            334,434           	1,182,871          1,183,636
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	5,270,275          5,173,959           15,586,498         14,207,656
                                                    ---------------     ---------------     ---------------     ---------------
Net income and comprehensive income																	$							648,619					$						530,425						$					2,020,048				$				1,540,576
                                                    ===============     ===============     ===============     ===============


Net income allocated to:
 General Partner                                    $       	17,118     $       16,420      $       	52,443     $       46,180
 BUC Holders                                             			631,501          		514,005        		  1,967,605          1,494,396
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $    			648,619     $    		530,425      $    	2,020,048     $    1,540,576
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          	.12     $          .10      $          	.38     $          .29
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding             	 5,066,734          5,212,167          	 5,121,778          5,212,167
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)

																																																																		Beneficial Unit Certificate Holders
																																																																		-----------------------------------
                                                        General					# of BUCs
                                                        Partner    Outstanding										Amount 												Total
                                                    ------------   ------------		------------------- 	---------------
Partners' Capital
Balance at December 31, 1999                        $    39,200   			 5,212,167		$							57,561,399 		$		57,600,599
Net income                                               52,443      					 -			 		 							1,967,605							2,020,048
Cash distributions paid or accrued
 Income                                                 (34,813)        		 -															(222,182) 					 (256,995)
 Return of capital                                         -           				-													(3,224,300)  			(3,224,300)
Purchase of BUCs																																											-											(150,700)									(1,377,487)					(1,377,487)
                                                   	------------   ------------		-------------------  --------------
Balance at September 30, 2000                      	$    56,830  					5,061,467		$ 					 54,705,035			$ 	54,761,865
                                                    ============   ============		=================== 	==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            																			For the Nine     		 For the Nine
                                                                            																			Months Ended        Months Ended
                                                                         																				Sept. 30, 2000  		  Sept. 30, 1999
                                                                        																				---------------     ---------------
Cash flows from operating activities
 Net income 						                                                      																				$   		2,020,048					$			1,540,576
  Adjustments to reconcile net income to net cash
   provided by operating activities
				Depreciation                                                             																				 3,224,300									3,077,413
    Decrease in other assets                                        																																211,970											379,427
    Increase in accounts payable and accrued expenses											               																					103,720											273,089
                                                                        																				---------------     ---------------
 Net cash provided by operating activities                              																				    		5,560,038									5,270,505
                                                                        																				---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                           																			  		(564,334)											(62,707)
	Acquisition of real estate                                                																			 							 -											(17,932,029)
                                                                        																				---------------     ---------------
 Net cash used in investing activities                    																																	  		 			(564,334)					  (17,994,736)
                                                                        																				---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         																					(2,703,890)							(3,269,292)
 Principal payments on bonds and mortgage notes payable                                   									(409,426)									(393,186)
 Purchase of BUCs																																																																																(1,377,487)													-
 Bond issuance and line of credit costs paid																																																											-													(168,036)
 Proceeds from issuance of bonds and mortgage notes payable																								       													-											12,975,000
                                                                        																				---------------     ---------------
 Net cash (used in) provided by financing activities     														          											  			(4,490,803)								9,144,486
                                                                        																				---------------     ---------------
Net increase (decrease) in cash and temporary cash investments 												            												 504,901								(3,579,745)
Cash and temporary cash investments at beginning of period                  																	  		14,436,672								19,694,420
                                                                        																				---------------     ---------------
Cash and temporary cash investments at end of period                    																				$   	14,941,573					$		16,114,675
                                                                        																				===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                 																		$     3,275,644					$			2,694,035
                                                                        																				===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)


1. Basis of Presentation

    The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The accompanying interim unaudited consolidated financial statements have
				been prepared according to the rules and regulations of the Securities and
				Exchange Commission.  Certain information and footnote disclosures
				normally included in financial statements prepared in accordance with
				generally accepted accounting principles have been condensed or omitted
				according to such rules and regulations, although management believes that
				the disclosures are adequate to make the information presented not
				misleading.  The consolidated financial statements should be read in
				conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1999.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at
				September 30, 2000, and results of operations for all periods presented have
			 been made.  The results of operations for the three and nine-month periods
				ended September 30, 2000 are not necessarily indicative of the results to
			 be expected for the full year.

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

2. Stock Repurchase Plan

			In connection with the Partnership's plan to repurchase up to $2,000,000 of
			the Partnership's Beneficial Unit Certificates (BUCs),	the Partnership
			purchased and cancelled, in open market transactions, 150,700 BUCs at an
			aggregate cost of $1,377,487 during	the nine months ended September 30, 2000
			(12,400 BUCs at an aggregate cost of $120,002 for the quarter ended
			September	30, 2000).

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

3. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and            Carrying
  Property Name                        Location               of Units   	         Land      Improvements              Amount
  ---------------------------------    --------------------   --------     -------------   ---------------   -----------------
  Covey at Fox Valley			               Aurora, IL                216       $  1,320,000    $   10,156,135    $   	  11,476,135
  The Exchange at Palm Bay             Palm Bay, FL           72,002(1)       1,296,002         4,368,158            5,664,160
  The Park at Fifty Eight			   	       Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights			                    Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point			                       Mesa, AZ                  336          2,240,000         9,029,284           11,269,284
  Park at Countryside			               Port Orange, FL           120            647,000         2,616,648            3,263,648
  The Retreat			                       Atlanta, GA               226          1,800,000         7,315,697            9,115,697
  Jackson Park Place			                Fresno, CA                296          1,400,000        10,777,135           12,177,135
  Park Trace Apartments			             Norcross, GA              260          2,246,000        11,789,810           14,035,810
		Littlestone at Village Green 								Gallatin, TN														200												621,340								 9,942,197										 10,563,537
		St. Andrews	at Westwood Apartments			Orlando, FL															259										1,617,200								14,262,540  			     	15,879,740
		The Hunt Apartments																		Oklahoma City, OK									216												550,000									7,095,049											 7,645,049
		Greenbriar Apartments																Tulsa, OK																	120												648,000									3,697,643											 4,345,643
		Oakwell Farms Apartments 												Nashville, TN													414										1,946,000								15,785,253										 17,731,253
                                                                                                             -----------------
                                                                                                                  	130,648,277
  Less accumulated depreciation                                                                                   	(19,664,535)
                                                                                                             -----------------
  Balance at September 30, 2000                                                                            	 $					110,983,742
                                                                                                             =================

(1) Represents square feet.

AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

4.  Bonds Payable and Mortgage Notes Payables

Bonds and mortgage notes payable at September 30, 2000, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of              range from $224,000     $  	2,515,000
 					    																																				principal and/or interest           to $228,000
                                      		      are due each March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of              range from $266,000         3,235,000
 Park at Countryside               		         principal and/or interest           to $276,000
                                    		        are due each March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of              $658,000 								        		12,410,000
 and Park Trace Apartments         		         interest are due each May 1
                                   		         and November 1

Jackson Park Place        5.80%					12/1/2007 monthly payment of                  $611,901                   	8,191,127
                                  		          principal and interest
                                  		          are due the 1st of each month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$650,033																			13,090,000
	St. Andrews at																															interest are due each
	Westwood Apartments																										March 1 and September 1

The Hunt Apartments							4.66%(1)		7/1/2004		semiannual payments of interest					interest only															6,930,000
																																														are due each Jan. 1 and July 1

Greenbriar Apartments					4.66%(1)		7/1/2004		semiannual payments of interest					interest only															3,980,000
																																														are due each Jan. 1 and July 1
																																																																																																										-------------
																																																																																																													50,351,127

Mortgage Notes Payable:
Littlestone															7.68%					9/15/2005	monthly payment of 																	$542,921																				5,536,930
 at Village Green																													principal and interest
																																														are due the 15th of each month


Oakwell Farms 												6.935%				5/01/2009	monthly payments of principal							$1,029,088																	12,794,961
 Apartments																																			and interest are due the 1st
																																														of each month
																																																																																																										-------------
																																																																																																													18,331,891
                                                              																						                    		-------------
Balance at September 30, 2000				 																																														 			                  				$		68,683,018
																																																																																																										=============

(1) The bonds payable bear interest at a floating rate which averaged 4.66%
				for the nine months ended September 30, 2000.  The bonds payable are also
				collateralized by cash of $1,166,495 and $670,505 for The Hunt Apartments
			 and Greenbriar Apartments, respectively.











AMERICA FIRST APARTMENT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

5. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by the general partner of the Partnership, America First Capital
Associates Limited Partnership Four (AFCA 4), or an affiliate and reimbursed by the Partnership. The amount of general and administrative expenses reimbursed to AFCA 4 for the quarter and nine months ended September 30, 2000, was $189,533 and $634,598 respectively. The reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 for the quarter and nine months ended September 30, 2000, was $193,450 and $580,350, respectively.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. There were no acquisition fees incurred during the quarter or nine months ended September 30, 2000.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned by the Partnership. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $249,242 and $748,047 for the quarter and nine months ended September 30, 2000.








































     Item 2.  Management's Discussion and Analysis of Financial Condition and
														Results of Operations

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnerships' Annual Report on Form 10-K for the year ended December 31,
1999.

At September 30, 2000, the Partnership owned 13 apartment complexes containing
2,959 units located in seven states and one office/warehouse facility. The following table sets forth certain information regarding the Partnership's real estate as of September 30, 2000:


                                                                                          Number      Percentage
                                                                           Number       of Units        of Units
Property Name                          Location                          of Units       Occupied        Occupied
-------------------------------        -----------------------          ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                           296            292             99%
Covey at Fox Valley                    Aurora, IL                           216            209        			  97%
The Park at Fifty Eight                Chattanooga, TN                      196            169        			  86%
Shelby Heights                         Bristol, TN                          100           		88            	88%
Coral Point                            Mesa, AZ                             336            307             91%
Park at Countryside                    Port Orange, FL                      120            120												100%
The Retreat                            Atlanta, GA                          226            221													98%
Park Trace Apartments                  Norcross, GA                         260            254													98%
Littlestone at Village Green 										Gallatin, TN																									200												172													86%
St. Andrews at Westwood Apartments					Orlando, FL																										259												239													92%
The Hunt Apartments																				Oklahoma City, OK																				216												216												100%
Greenbriar Apartments																		Tulsa, OK																												120												119													99%
Oakwell Farms	Apartments															Nashville, TN																								414												402													97%
                                                                        ----------     ----------     -----------
                                                                          2,959          2,808													95%
                                                                        ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                      72,002(1)     	61,125(1)          85%
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

At September 30, 2000, the Partnership had debt obligations under nine financing arrangements with an aggregate principal balance outstanding of approximately $68,700,000. Such debt obligations consisted of seven tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $50,351,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $18,332,000. Five of the debt obligations which total approximately $32,300,000 require monthly, semiannual or annual payments of principal and interest while four bonds with an aggregate principal amount of approximately $36,400,000 require only
semiannual payments of interest.   Maturity dates range from July 2004 to
March 2022. Approximately 84% of the Partnership's financing arrangements are fixed-rate obligations with a weighted average interest rate of 5.99% at September 30, 2000. The remaining 16% of the financing arrangements have variable rates which averaged 4.66% for the nine months ended September 30, 2000. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

In connection with the Partnership's plan to repurchase up to $2,000,000 of the Partnership's Beneficial Unit Certificates (BUCs), The Partnership purchased and cancelled, in open market transactions, through September 30, 2000, 150,700 BUCs at an aggregate cost of $1,377,487 and an average cost of $9.14 per unit.

Cash distributions paid or accrued to BUC holders for the periods shown were as follows:

                                                                                        	 	For the Nine     	 		 For the Nine
                                                                                           Months Ended          Months Ended
                                                                                       	 Sept. 30, 2000      	 Sept. 30, 1999
                                                                                         ---------------       ---------------
Regular cash distributions
	Income                                                                                  $        .0435		    		$        .0347
	Return of capital                                                                           					.6315			              .5904
                                                                                         ---------------       ---------------
                                                                                         $        .6750				   	$        .6251
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .6750			   	 $        .6251
                                                                                         ===============       ===============

Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash.

Results of Operations

Comparison of the Quarters Ended September 30, 2000 and September 30, 1999

Rental income increased $137,988 (approximately 2%) for the quarter ended September 30, 2000, compared to the same period in 1999. Such increase is the net result of increased rental income of $287,582 earned by nine of the Partnership's 14 properties which was partially offset by decreased rental income of $149,594 earned by five properties. Rental income increases for the nine properties averaged 8.1% while rental income decreases for the five properties averaged 6%. Average occupancy for the quarter ended September 30, 2000, was 96% compared to 97% for the comparable period of 1999.

Interest income increased $76,522 (approximately 48%) for the quarter ended September 30, 2000, compared to the same period in 1999 primarily due to an increase in the average undistributed cash balance and an increase in the average interest rate earned on such balances.

Real estate operating expenses increased $84,241 (approximately 3%) for the quarter ended September 30, 2000, compared to the same period in 1999. This increase is attributable to: (i) an increase of $65,421 for Coral Point Apartments due to higher repairs and maintenance expenses and salaries and related expenses and (ii) increases of $46,913 and $29,823 for The Retreat and St. Andrews at Westwood Apartments primarily due to increased repairs and maintenance expenses and (iii) net increases of $8,073 for the Partnership's other properties partially offset by (iv) decreases of $38,692 and $27,297 for Covey at Fox Valley and Oakwell Farms Apartments primarily attributable to a decrease in repairs and maintenance expenses.

Depreciation expense decreased $48,351 (approximately 4%) for the quarter ended September 30, 2000, compared to the same period in 1999. This decrease is primarily attributable to certain assets at the Partnership's commercial property becoming fully depreciated.

Interest expense increased $13,472 (approximately 1%) for the quarter ended September 30, 2000, compared to the same period in 1999. This increase is primarily due to: (i) an increase of $19,549 on the variable-rate borrowings for The Hunt Apartments and Greenbriar Apartments due to an increase in the average interest rate on such financings partially offset by (ii) a decrease of $6,077 on other borrowings due to the slight amortization of principal balances on such borrowings.

General and administrative expenses increased $46,904 (approximately 1%) for the quarter ended September 30, 2000, compared to the same period in 1999. This increase is primarily due to an increase in salaries and related expenses.

Comparison of the Nine Months Ended September 30, 2000 and September 30, 1999

Rental income increased $1,573,153 (approximately 10%) for the nine months ended September 30, 2000, compared to the same period in 1999. Approximately $1,019,550 of such increase is due to the acquisition of Oakwell Farms Apartments in April 1999. The remaining $553,603 increase is the net result of increased rental income of $575,170 earned by 11 of the Partnership's other 13 properties which was partially offset by decreased rental income of $21,567 earned by two properties. Rental income increases for the 11 properties averaged 11.8% while rental income decreases for the two properties averaged 1.6%. Average occupancy for the nine months ended September 30, 2000, was 97% compared to 96% for the comparable period of 1999.

Interest income increased $285,161 (approximately 65%) for the nine months ended September 30, 2000, compared to the same period in 1999 primarily due to an increase in the average undistributed cash balance and an increase in the average interest rate earned on such balances.

Real estate operating expenses increased $877,271 (approximately 12%) for the nine months ended September 30, 2000, compared to the same period in 1999. This increase is attributable to: (i) an increase of $509,152 due to the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $109,120 increase for Coral Point due primarily to higher repairs and maintenance expenses and salaries and related expenses; (iii) a $78,563 increase for The Hunt Apartments due primarily to estimated taxes, higher salaries and related expenses, and increased repairs and maintenance expenses; (iv) increases of approximately $60,000 each for Jackson Park Place and St. Andrews at Westwood Apartments due primarily to higher repairs and maintenance expenses, salaries and related expenses and taxes and (v) net increases of approximately $60,000 for the Partnership's other properties.

Depreciation expense increased $146,887 (approximately 5%) for the nine months ended September 30, 2000, compared to the same period in 1999. This increase is primarily attributable to depreciation incurred on Oakwell Farms Apartments which was acquired in April 1999, partially offset by a decrease in depreciation expense by the Partnership's commercial property during the quarter ended September 30, 2000, due to certain assets becoming fully depreciated.

Interest expense increased $355,449 (approximately 13%) for the nine months ended September 30, 2000, compared to the same period in 1999. This increase is primarily due to: (i) an increase of $289,880 due to the acquisition of Oakwell Apartments in April 1999 and (ii) an increase of $84,445 on the variable-rate borrowings of The Hunt Apartments and Greenbriar Apartments due to an increase in the average interest rate on such borrowings partially offset by (iii) a decrease of $18,876 on other borrowings due to the slight amortization of principal balances on such borrowings.

General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 compared to the same period in 1999.

Funds from Operations

Funds from operations, (FFO) which, for the Partnership, consists of net income plus depreciation of real estate assets, increased approximately $69,843 or 4% for the quarter ended September 30, 2000, compared to the same period in 1999. Funds from operations was $1,711,818 for the quarter ended September 30, 2000 compared to $1,641,975 for the same period of 1999. FFO increased approximately $626,359 or 14% for the nine months ended September 30, 2000, compared to the same period in 1999. Funds from operations was $5,244,348 for the nine months ended September 30, 2000 compared to $4,617,989 for the same period of 1999. FFO is not defined by generally accepted accounting principles nor should it be considered as an alternative to net income as an indication of operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity. The Partnership believes that FFO is helpful in understanding the Partnership's results of operations in that such calculation reflects the Partnership's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other entities and, accordingly, may not be comparable to such other entities.

New Accounting Pronouncement

The Partnership plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. Management is currently evaluating the effects of adopting this statement and does not anticipate that such adoption will have a material impact on the financial statements of the Partnership.

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

Dated:  November 10, 2000			  AMERICA FIRST APARTMENT INVESTORS, L.P.

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