Form 10-K405
period 2000-12-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 2001-04-02
CIK 1011585

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2000

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

	    The aggregate market value of the BUCs held by non-affiliates of the Registrant on March 19, 2001, based upon the final sales price per BUC reported in The Wall Street Journal on March 20, 2001, was $50,631,938.

	                     DOCUMENTS INCORPORATED BY REFERENCE

	                                   None









                                    - i -
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









































                                    - ii -
	                                   PART I

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

     After completion of the offering of its BUCs in 1986, the Prior Partnership acquired nine tax-exempt mortgage bonds with an aggregate principal amount of $90,765,000. These tax-exempt bonds were issued by various state and local authorities to provide construction and permanent financing of eight multifamily housing properties and one commercial property located in eight states. The Prior Partnership subsequently acquired five of the properties through foreclosure or deed in lieu of foreclosure or through the acquisition of an indirect ownership interest. The Prior Partnership also acquired an additional multifamily property which is adjacent to one of the foreclosed properties that was originally intended to be part of a consolidated property. These properties, along with three mortgage bonds, were acquired by the Partnership in connection with the Merger. One property was deeded to the Partnership in lieu of foreclosure on the mortgage bond in 1997 and the other two mortgage bonds were prepaid to the Partnership, one each in 1997 and 1998. The other mortgage bond was repaid by the borrower in 1988.

     In addition to the property deeded to the Partnership in lieu of foreclosure in 1997, since the Merger, the Partnership acquired ten additional multifamily housing properties, one in 1996, two in 1997, four in 1998, one in 1999 and two in 2000. In addition, in 1997, the Partnership also acquired a property through a deed in lieu of foreclosure on one of its tax-exempt mortgage bonds. As of December 31, 2000, these properties had a depreciated book cost of $128,342,928. A description of the real estate acquired by the Registrant appears in Note 4 of the Notes to the Consolidated Financial Statements filed in response to Item 8 hereof. For further information regarding these properties, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                    - 1 -

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

	    Item 2.  Properties.  Properties owned by the Registrant at December 31,
2000 are described in the following table:

                                                                        									Average
                                                         									Number     Square Feet            Federal
Property Name                  									Location                of Units        Per Unit          Tax Basis
- --------------------------     									-------------------     --------     -----------     ---------------
Covey at Fox Valley         													Aurora, IL                  216             948      $   8,818,312
The Park at Fifty Eight     													Chattanooga, TN             196             876          3,154,411
Shelby Heights              													Bristol, TN                 100             980          2,361,171
Coral Point                 													Mesa, AZ                    336             780          8,935,790
Park at Countryside         													Port Orange, FL             120             720          2,582,888
The Retreat                 													Atlanta, GA                 226             855          8,118,161
Jackson Park Place          													Fresno, CA                  296             822         10,685,363
Park Trace Apartments			       										Norcross, GA                260             806         11,048,367
Littlestone at Village Green													Gallatin, TN																200													987										9,680,966
St. Andrews at Westwood	Apartments							Orlando, FL																	259													836									14,698,690
The Hunt	Apartments																						Oklahoma City, OK											216													693										7,082,227
Greenbriar Apartments																				Tulsa, OK																			120													666										4,037,077
Oakwell Farms Apartments																	Nashville, TN															414													800   						16,718,784
Oakhurst Apartments																						Ocala, FL																			214													790										9,201,930
Belvedere Apartments																					Naples, FL																		162													829										9,200,011
                                                       										--------                     ---------------
                                                      										   3,335                        126,324,148
The Exchange at Palm Bay            					Palm Bay, FL       					 72,002 (1)                      2,409,650
                                                       										========                     ---------------
                                                                   																										 $ 128,733,798
                                                                    																										===============

(1) Represents square feet.

     Depreciation is taken on each property acquired on a straight-line basis over the estimated useful life of the properties (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay).


























                                    - 2 -

     The average annual occupancy rate and average effective rental rate per unit or per square foot for each of the properties for each of the last five years are listed in the following table. Information prior to the dates the properties were acquired by the Registrant is not available to the Registrant and accordingly is not presented in the table.

                                                     2000									1999         1998         1997         1996
                                                  ----------   ----------   ----------   ----------   ----------
 COVEY AT FOX VALLEY
 Average Occupancy Rate                                 	97%										98%										95%										94%          95%
 Average Effective Annual Rental Per Unit            	$9,569							$9,406							$8,721							$8,691       $8,574

 THE PARK AT FIFTY EIGHT
 Average Occupancy Rate                                 	93%										96%										95%									 97%          96%
 Average Effective Annual Rental Per Unit           	 $5,165							$5,236							$4,940							$4,880       $4,774

 SHELBY HEIGHTS
 Average Occupancy Rate                                  97%										93%										95%										92%          92%
 Average Effective Annual Rental Per Unit             $6,132							$5,663							$5,814							$5,649       $5,653

 CORAL POINT
 Average Occupancy Rate                                 	94%										94%										96%									 94%          96%
 Average Effective Annual Rental Per Unit            	$6,244							$6,130							$6,157						 $5,966       $5,825

 THE EXCHANGE AT PALM BAY
 Average Occupancy Rate                                 	79%										63%										80%									 65%          56%
 Average Effective Annual Rental Per Square Foot    			$8.51								$7.77								$8.39					  $ 5.85       $ 4.89

 PARK AT COUNTRYSIDE
 Average Occupancy Rate                                 	98%										99%										98%									 97%  			     N/A	(1)
 Average Effective Annual Rental Per Unit            	$6,867							$6,725							$6,426						 $6,086          N/A

 JACKSON PARK PLACE
 Average Occupancy Rate                                 	99%										99%										97%										93%          93%
 Average Effective Annual Rental Per Unit            	$6,369							$6,219							$5,891						 $5,631       $5,703

 THE RETREAT
 Average Occupancy Rate                                 	99%										97%										97%									 94% (2)      N/A
 Average Effective Annual Rental Per Unit            	$7,587							$7,233							$7,044						 $6,403          N/A

 PARK TRACE APARTMENTS
 Average Occupancy Rate                                	 99%										96%										93%									 86% (3)      N/A
 Average Effective Annual Rental Per Unit          	  $7,914							$7,353							$6,953						 $6,717          N/A

	LITTLESTONE AT VILLAGE GREEN
	Average Occupancy Rate                                 	91%										94%										93%(4)						 N/A          N/A
 Average Effective Annual Rental Per Unit            	$6,847							$7,286							$1,887						 			N/A          N/A

 ST. ANDREWS AT WESTWOOD APARTMENTS
	Average Occupancy Rate                                 	96%										95%										96%(5)						 N/A          N/A
 Average Effective Annual Rental Per Unit            	$8,020							$7,816							$2,337						 			N/A          N/A

 THE HUNT APARTMENTS
	Average Occupancy Rate                                 	99%										98%										96%(6)						 N/A          N/A
 Average Effective Annual Rental Per Unit           		$5,505							$5,274									$224						 			N/A          N/A

 GREENBRIAR APARTMENTS
	Average Occupancy Rate                                 	95%										96%										96%(6)						 N/A          N/A
 Average Effective Annual Rental Per Unit            	$5,744							$5,755									$267						 			N/A          N/A

 OAKWELL FARMS APARTMENTS
 Average Occupancy Rate																																		92%										96%(7)							N/A										N/A										N/A
 Average Effective Annual Rental Per Unit													$6,519							$6,568										N/A										N/A										N/A

 OAKHURST APARTMENTS
 Average Occupancy Rate																																		97%(8)							N/A										N/A										N/A										N/A
 Average Effective Annual Rental Per Unit													$6,402    						N/A										N/A										N/A										N/A

 BELVEDERE APARTMENTS
 Average Occupancy Rate																																		98%(8)							N/A										N/A										N/A										N/A
 Average Effective Annual Rental Per Unit													$8,629										N/A										N/A										N/A										N/A

                                    - 3 -

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

	(6) Occupancy rate at December 31, 1998. (Property was acquired on December
					17, 1998.)

 (7) Based on information from April 27, 1999, the date of acquisition, through
					December 31, 1999.

 (8) Occupancy rate at December 31, 2000. (Property was acquired on December
					6, 2000.)

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

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of the fiscal year ended December 31,
2000, to a vote of the Registrant's security holders.


	                                   PART II

	    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

	    (a)	Market Information.  The BUCs trade on the NASDAQ Stock Market under the trading symbol "APROZ".  The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 1999, through December 31, 2000.


               1999			                                 High           Low
           -----------                              ---------      ---------
           1st Quarter                              $	9-7/8					   $ 8-3/4
           2nd Quarter                              $	9-3/8	       $ 7-3/4
           3rd Quarter                              $	9-1/4        $ 8
           4th Quarter				                          $	9-1/4        $ 7-3/4

               2000                    		              High  		       Low
          	-----------			                           ---------      ---------
           1st Quarter                              $	9-1/4					   $ 7-7/8
           2nd Quarter                              $10-5/8	       $ 8-1/8
           3rd Quarter                              $10-3/8        $ 9-1/4
           4th Quarter				                          $10-3/16       $ 9


	    (b)	BUC Holders.  The approximate number of BUC holders on March 21,
2001, was 2,358.

	    (c)	Distributions.  Cash distributions were made on a quarterly basis in

2000 and on a monthly basis in 1999. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 2000, and December 31, 1999, equaled $4,576,740 and $4,365,742, respectively. The cash distributions paid or accrued per BUC during the fiscal years ended December 31, 2000, and December 31, 1999, were as follows:


	                                                       Per BUC
	                                          Year Ended            Year Ended
                                       December 31, 2000		   December 31, 1999
                                       -----------------     -----------------
Income			                              $          .0446      $          .0414
Return of Capital			                              .8554	                .7963
                                       -----------------     -----------------
Total			                               $          .9000      $          .8377
                                       =================     =================

	    See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 2001 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership which includes the financial data of America First Apartment Investors, L.P. from August 20, 1996 (the Merger Date), through December 31, 2000, and America First Tax Exempt Fund 2 Limited Partnership for periods prior to the Merger Date. The information set forth below should be read in conjunction with the consolidated Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the        For the	    	  For the      		For the      		For the
		                                                       Year Ended	   	Year Ended 		  Year Ended	 	  Year Ended	   	Year Ended
                                                    		Dec. 31, 2000		Dec. 31, 1999		Dec. 31, 1998		Dec. 31, 1997		Dec. 31, 1996
                                                      -------------  -------------  -------------  -------------  -------------
Rental income		                                       $		22,458,290		$		20,637,801		$	 13,814,696		$			9,511,041	 $ 		5,763,648
Mortgage investment income 					                    	 						154,324								178,982								839,201		 		 1,611,956   	  2,107,486
Contingent interest income                                 				-														-														-											290,520           -
Interest income on cash and cash equivalents			             978,856								784,087						1,241,357									35,532         51,557
Real estate operating expenses		                        (10,724,326)			(10,017,626)				(6,674,248)				(4,514,450)    (3,047,804)
Depreciation		                                          	(4,349,412)				(4,150,310)				(2,712,145)				(1,897,586)    (1,165,059)
Interest expense                                        	(4,036,891)				(3,608,220)				(2,163,537)						(966,958)      (113,856)
Amortization of debt financing costs																							(255,943)      (209,977)      (189,230)						(165,536)								(4,526)
Realized loss on disposition of mortgage bond           							-														-														-								(3,000,000)          -
General and administrative expenses		                   	(1,619,001)				(1,548,118)				(1,421,998)				(1,263,054)    (1,146,709)
                                                      -------------  -------------  -------------  -------------  -------------
Net income (loss)                                     $			2,605,897		$			2,066,619		$ 	 2,734,096			$			(358,535) $  	2,444,737
                                                      =============  =============  =============  =============  =============
Net income (loss), basic and diluted, per
   Beneficial Unit Certificate (BUC)                  $									.50		$									.38		$       		.51		$								(.08) $        	.46
                                                      =============  =============  =============  =============  =============
Total cash distributions paid or accrued per BUC	     $							.9000		$							.8377		$      	.7667		$							.7500  $      	.7500
                                                      =============  =============  =============  =============  =============
Investment in real estate, net of accumulated
   depreciation                                   				$	128,342,928		$	113,643,708		$ 	99,915,375		$		64,267,471  $ 	30,199,846
                                                      =============  =============  =============  =============  =============
Investment in tax-exempt mortgage bonds               $								-					$								-					$ 							-					$	 13,006,526  $ 	31,566,526
                                                      =============  =============  =============  =============  =============
Total assets	                                         $	144,804,412		$	132,006,540		$ 121,518,386		$		87,123,522  $		64,923,401
                                                      =============  =============  =============  =============  =============
Bonds and mortgage notes payable                      $		84,186,676		$		69,092,444		$ 	56,600,662		$		27,035,000  $ 	 2,750,000
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's principal capital resources at December 31, 2000 consisted of fourteen apartment complexes located in seven states and one office/warehouse facility with a combined depreciated cost of $128,342,928 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of December 31, 2000:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
- -------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            294             99%
Covey at Fox Valley                    Aurora, IL                                          216            206          			95%
The Park at Fifty Eight                Chattanooga, TN                                     196            178          			91%
Shelby Heights                         Bristol, TN                                         100             99             99%
Coral Point                            Mesa, AZ                                            336            304          			90%
Park at Countryside                    Port Orange, FL                                     120            113          		 94%
The Retreat                            Atlanta, GA                                         226            226          		100%
Park Trace Apartments                  Norcross, GA                                        260            257             99%
Littlestone at Village Green											Gallatin, TN																																								200												162													81%
St. Andrews at Westwood	Apartments					Orlando, FL																																									259												243													94%
The Hunt Apartments																				Oklahoma City, OK																																			216												214												 99%
Greenbriar Apartments																		Tulsa, OK																																											120												112													93%
Oakwell Farms Apartments															Nashville, TN																																							414												378													91%
Oakhurst Apartments																				Ocala, FL																																											214												208													97%
Belvedere Apartments																			Naples, FL																																										162												159													98%
                                                                                     ----------     ----------     -----------
                                                                                        	3,335         	3,153             95%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                                     72,002(1)    		59,628(1)        		83%
                                                                                     ==========     ==========     ===========

(1) Represents square feet.

Four of the apartment complexes and the office/warehouse facility were acquired by the Partnership through a merger with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Prior Partnership) on August 20, 1996. The Partnership also acquired three tax-exempt mortgage bonds secured by additional apartment complexes as a result of the merger. Since the merger, the Partnership has acquired nine additional properties, two in 2000, one in 1999, four in 1998 and two in 1997 for a total cost of approximately $101,200,000 ($18,500,000 in 2000). In addition, in 1997, the Partnership acquired one property with a capitalized cost of approximately $12,100,000 through delivery of a deed in lieu of foreclosure of tax-exempt bonds securing such property. These acquisitions were financed through: (i) proceeds of approximately $42,900,000 from the issuance of five tax-exempt mortgage bonds secured by certain properties acquired in connection with the merger and certain new properties acquired; (ii) proceeds of approximately $31,000,000 from the sale or disposition of the remaining two tax-exempt bonds acquired in the merger and (iii) the origination or assumption of existing indebtedness of approximately $39,800,000 on six new properties acquired. Included in the financing amounts is approximately $15,600,000 of debt originated in 2000 in connection with the aforementioned 2000 property acquisitions and bond issuances. The Partnership anticipates that any future property acquisitions will be financed by the assumption of existing indebtedness on properties to be acquired or the origination of new debt.

The principal of six of the bonds does not amortize and is due in full at maturity. As of December 31, 2000, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $84,200,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,900,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $18,300,000. Six of the debt obligations which total approximately $37,700,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,500,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022.
Approximately 69% of the Partnership's financing arrangements are fixed-rate obligations with a weighted average interest rate of 5.99% per annum at December 31, 2000. The remaining 31% of the financing arrangements are variable rate obligations that had a weighted average interest rate of 4.75% per annum for the year ended December 31, 2000. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

During the first quarter of 2000, the Partnership implemented a plan to repurchase up to $2,000,000 of the Partnership's BUCs. In connection with such plan, during the year ended December 31, 2000, the Partnership purchased and cancelled, in open market transactions, 184,800 BUCs at an aggregate cost of $1,706,848 and an average cost of $9.24 per BUC.

In addition to making property acquisitions, the Partnership requires cash to pay its operating expenses and for periodic distributions to its BUC holders. The following table sets forth information regarding cash distributions paid to BUC holders during the years shown:

                                                                          For the               For the               For the
                                                                       Year Ended            Year Ended            Year Ended
                                                                    Dec. 31, 2000         Dec. 31, 1999         Dec. 31, 1998
                                                                   ---------------       ---------------       ---------------
Regular monthly distributions
	Income                                                            $									.0446							$								.0414								$        .2464
	Return of capital                                                          	.8554																.7963																	.5203
                                                                   ---------------       ---------------       ---------------
                                                                   $									.9000							$        .8377								$								.7667
                                                                   ===============       ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow             $									.9000							$        .8377								$								.7667
                                                                   ===============       ===============       ===============

On November 27, 2000, the Partnership announced an increase in the annual distribution rate from $.90 per BUC to $.95 per BUC effective with the distribution for the first quarter of 2001 payable on April 25, 2001.

The principal sources of cash available for the payment of expenses and distributions and the repurchase of BUCs are: (i) net rental revenues generated by the Partnership's real estate, (ii) interest income earned on temporary investments and (iii) undistributed cash held by the Partnership. Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash it holds. The Partnership believes that the cash provided by net rental income and interest income, supplemented, if necessary, by cash-on-hand, will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. However, the Partnership currently does not anticipate entering into such arrangements for purposes of paying expenses, making distributions and repurchasing BUCs. However, in connection with the acquisition of additional real estate, the Partnership does expect to borrow additional amounts through the issuance of tax-exempt mortgage bonds, through the assumption of existing taxable mortgage debt, or the origination of new long-term debt. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

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

Based on the foregoing methodology, valuation and reviews performed during 2000 indicated that the carrying value of the Partnership's real estate recorded on the balance sheet at December 31, 2000, required no adjustment.

The following sets forth certain information regarding the real estate owned by the Partnership:

Jackson Park Place

Jackson Park Place Apartments, located in Fresno, California, had an average occupancy rate of 99% in 2000 and 1999. This property generated net cash flow, excluding debt service, of $990,000 in 2000 compared to $972,000 in 1999, an increase of $17,000 or 1.7%. Tax-exempt refunding bonds collateralized by this property bear interest at an effective rate of 5.8%. Debt service payments on the bonds totaled $592,129 and $598,840 in 2000 and 1999, respectively. The bonds had a principal balance of $8,160,039 at December 31, 2000. The last principal payment on the underlying mortgage is due on December 1, 2007.

Covey at Fox Valley

Covey at Fox Valley Apartments, located in Aurora, Illinois, had an average occupancy rate of 97% during 2000 compared to 98% during 1999. This property generated net cash flow, excluding debt service, of $1,235,000 in 2000 compared to $1,134,000 in 1999, an increase of $101,000 or 8.9%. Such increase is primarily the result of an increase in rental rates and a decrease in real estate taxes. Tax-exempt refunding bonds collateralized by this property and Park Trace Apartments bear interest at an effective rate of 5.3%. The $12,410,000 principal amount of the bonds does not amortize over its term. Debt service on these bonds totaled $657,730 in 2000 and 1999. The bonds have a mandatory redemption date of November 1, 2007.

The Park at Fifty Eight

The Park at Fifty Eight Apartments, located in Chattanooga, Tennessee, had an average occupancy rate of 93% during 2000 compared to 96% during 1999. This property generated net cash flow, excluding debt service, of $372,000 in 2000 compared to $361,000 in 1999, an increase of approximately $11,000 or 3.2%. Such increase is primarily due to a decrease in utility costs which was partially offset by a slight decrease in rental income and an increase in real estate taxes. Tax-exempt refunding bonds collateralized by this property bear interest at an effective rate of 6.65%. Debt service on these bonds totaled $226,658 and $222,095 in 2000 and 1999, respectively. At December 31, 2000, the remaining principal balance of the bonds was $2,515,000. The final principal payment is due on March 1, 2021.

Shelby Heights

Shelby Heights Apartments, located in Bristol, Tennessee, had an average occupancy rate of 97% during 2000 compared to 93% in and 1999. This property generated net cash flow, excluding debt service, of approximately $325,000 in 2000 compared to $302,000 in 1999. The $23,000 or 7.5% increase in net cash flow is attributable to an increase in rental income resulting from the increase in the average occupancy which was partially offset by increases in salaries and related expenses and repairs and maintenance expenses and property improvements. Tax-exempt refunding bonds collateralized by this property and Park at Countryside bear interest at an effective rate of 6.1%. Debt service on the bonds totaled $275,499 in 2000 compared to 270,845 in 1999. The bonds had a remaining principal balance of $3,235,000 at December 31, 1999. The final principal payment is due on March 1, 2022.

Coral Point

Coral Point, located in Mesa, Arizona, had an average occupancy rate of 94% in 2000 and 1999. This property generated net cash flow, excluding debt service, of $1,065,000 in 2000 compared to $1,142,000 in 1999. The $77,000 or 6.8%
decrease in net cash flow is primarily attributable to an increase in rental income resulting from rental rate increases which was partially offset by increases in salaries and related expenses and repairs and maintenance expenses and property improvements. Tax-exempt refunding bonds collateralized by this property and St. Andrews at Westwood Apartments bear interest at an effective rate of 4.96%. The $13,090,000 principal amount of the bonds does not amortize over its term. The bonds have a mandatory redemption date of March 1, 2008. Debt service on the bonds totaled $650,032 in 2000 and 1999.

Park at Countryside

Park at Countryside, located in Port Orange, Florida had an average occupancy of rate of 98% in 2000 compared to 99% in 1999. This property generated net cash flow, excluding debt service, of $427,000 in 2000 compared to $397,000 in 1999. The $30,000 or 7.5% increase is attributable to a slight increase in rental income as a result of rental rate increases and decreases in real estate taxes and repairs and maintenance expenses and property improvements. Tax-exempt refunding bonds collateralized by this property and Shelby Heights bear interest at an effective rate of 6.1%. Debt service on the bonds totaled $275,499 in 2000 compared to $270,845 in 1999. The bonds had a remaining principal balance of $3,235,000 at December 31, 2000. The final principal payment is due on March 1, 2022.

The Retreat

The Retreat, located in Atlanta, Georgia, had an average occupancy rate of 99% in 2000 compared to 97% in 1999. The property generated net cash flow of $920,000 in 2000 compared to $910,000 in 1999, an increase of approximately 1.0%. This property collateralizes certain tax-exempt refunding bonds that were issued in 1997 by Jefferson Place, L.P. The bonds had a principal balance of $11,475,000 at December 31, 2000.

Park Trace Apartments

Park Trace Apartments, located in Norcross, Georgia, had an average occupancy of 99% in 2000 compared to 96% in 1999. The property generated net cash flow excluding debt service, of $1,273,000 in 2000, compared to $1,085,000 in 1999. The $188,000 or 17.3% increase in net cash flow is primarily attributable to the 3% increase in average occupancy as well as a decrease in repairs and maintenance expenses and property improvements. Tax-exempt refunding bonds collateralized by this property and Covey at Fox Valley bear interest at an effective rate of 5.3%. Debt service on these bonds totaled $657,730 in 2000 and 1999. The bonds have a mandatory redemption date of November 1, 2007.

The Exchange at Palm Bay

The Exchange at Palm Bay, located in Palm Bay, Florida, is an office/warehouse facility. The property's average leased space was 79% in 2000 compared to 63% in 1999. The property generated net cash flow, excluding debt service, of approximately $440,000 in 2000 compared to $389,000 in 1999. The $51,000 or 13.1% increase in cash flow is a result of the increase in average occupancy. Tax-exempt refunding bonds of $5,500,000 collateralized by this property were issued in December 2000. The bonds payable effectively bear interest at a floating rate which averaged 4.92% from the date of issuance through December 31, 2000. The Partnership made debt service payments on the bonds of $35,622 in December 2000.

Littlestone at Village Green

Littlestone at Village Green, located in Gallatin, Tennessee, had an average occupancy rate of 91% in 2000 compared to 94% in 1999. This property generated net cash flow, excluding debt service, of $832,000 in 2000 compared to $899,000 in 1999. The decrease of $67,000 or 7.4% is primarily due to the 3% decrease in average occupancy as well as an increase in administrative costs. The mortgage note payable collateralized by this property matures on September 15, 2005 and bears interest at 7.68%. The mortgage note payable had
a principal balance of $5,507,320 at December 31, 2000.   Debt service on the
mortgage note payable was $542,921 in 2000 and $542,809 in 1999.

St. Andrews at Westwood Apartments

St. Andrews at Westwood Apartments, located in Orlando, Florida, had an average occupancy rate of 96% in 2000 compared to 95% in 1999. The property generated net cash flow, excluding debt service, of $1,252,000 in 2000 compared to $1,194,000 in 1999, an increase of $58,000 or 4.9%. Such increase is primarily due to an increase in rental revenue resulting from rental rate increases and a slight decrease in average occupancy which was partially offset by a slight decrease in overall real estate operating expenses. Tax-exempt refunding bonds collateralized by this property and Coral Point bear interest at an effective rate of 4.96%. The $13,090,000 principal amount of the bonds does not amortize over its term. The bonds have a mandatory redemption date of March 1, 2008. Debt service on the bonds totaled $650,032 in 2000 and 1999.

The Hunt Apartments

The Hunt Apartments, located in Oklahoma City, Oklahoma, had an average occupancy rate of 99% in 2000 compared to 98% in 1999. The property generated net cash flow, excluding debt service of $770,000 in 2000 compared to $742,000 in 1999. The $28,000 or 3.8% increase is attributable to higher rental income resulting from rental rate increases and a slight increase in average occupancy which was partially offset by higher repairs and maintenance expenses and property improvements. Bonds payable of $6,930,000 collateralized by this property were reissued in July 1999. In conjunction with the reissuance, $1,166,495 in cash was pledged as additional collateral and is therefore restricted. There was no gain or loss recorded on the reissuance. The principal amount does not amortize over its term. The bonds effectively bear interest at a floating rate which averaged 4.73% in 2000 compared to 4.06% in 1999 (from the date of reissuance). Debt service on the bonds payable was $324,279 in 2000 compared to $260,789 in 1999. The mortgage note underlying the bonds payable matures on July 1, 2004.

Greenbriar Apartments

Greenbriar Apartments, located in Tulsa, Oklahoma, had an average occupancy rate of 95% in 2000 compared to 96% in 1999. The property generated net cash flow, excluding debt service of $330,000 in 2000 compared to $346,000 in 1999. The $16,000 or 4.7% decrease is primarily attributable to an increase in repairs and maintenance expenses and property improvements. Bonds payable of $3,980,000 collateralized by this property were reissued in July 1999. In conjunction with the reissuance, $670,505 in cash was pledged as additional collateral and is therefore restricted. There was no gain or loss recorded on the reissuance. The principal amount does not amortize over its term. The bonds effectively bear interest at a floating rate which averaged 4.73% in 2000 compared to 4.06% in 1999 (from the date of reissuance). Debt service on the bonds payable was $186,301 in 2000 compared to $186,206 in 1999. The mortgage note underlying the bonds payable matures on July 1, 2004.

Oakwell Farms Apartments

Oakwell Farms Apartments, located in Nashville, Tennessee, was acquired by the Partnership on April 27, 1999. The property had an average occupancy rate of 92% in 2000 compared to 96% from the date of acquisition through December 31, 1999. The property generated net cash flow, excluding debt service, of $1,406,000 in 2000 compared to $1,014,000 from the date of acquisition through December 31, 1999. The mortgage note payable matures May 1, 2009 and bears interest at 6.935%. The mortgage note payable had a principal balance of $12,759,317 at December 31, 2000. Debt service on the mortgage note payable was $954,547 in 2000 compared to $600,301 in 1999.

Oakhurst Apartments

Oakhurst Apartments, located in Ocala, Florida, was acquired by the Partnership on December 6, 2000. The property was 97% occupied on December 31, 2000. Bonds payable of $5,300,000 collateralized by this property were issued in December 2000. The bonds payable effectively bear interest at a floating rate which averaged 4.92% from the date of issuance through December 31, 2000. The principal amount of the bonds does not amortize over its term. The mortgage note underlying the bonds payable matures on December 1, 2007. No debt service payments were made on the bonds payable during 2000.

Belvedere Apartments

Belvedere Apartments, located in Naples, Florida, was acquired by the Partnership on December 6, 2000. The property was 98% occupied on December 31, 2000. Bonds payable of $4,800,000 collateralized by this property were issued in December 2000. The bonds payable effectively bear interest at a floating rate which averaged 4.92% from the date of issuance through December 31, 2000. The principal amount of the bonds does not amortize over its term. The mortgage note underlying the bonds payable matures on December 1, 2007. No debt service payments were made on the bonds payable during 2000.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                       ---------------     ---------------     ---------------
Rental income                                                          $				22,458,290					$			20,637,801						$   13,814,696
Mortgage investment income					                                        	    			154,324												178,982													839,201
Interest income on cash and cash equivalents	                                		978,856												784,087											1,241,657
                                                                       ---------------     ---------------     ---------------
                                                                          		23,591,470									21,600,870										15,895,254
                                                                       ---------------     ---------------     ---------------
Real estate operating expenses                                             	10,724,326									10,017,626											6,674,248
Depreciation                                                                	4,349,412										4,150,310											2,712,145
Interest expense                                                            	4,036,891										3,608,220											2,163,537
Amortization of debt financing costs																																											255,943												209,977													189,230
General and administrative expenses                                         	1,619,001										1,548,118											1,421,998
                                                                       ---------------     ---------------     ---------------
                                                                           	20,985,573									19,534,251										13,161,158
                                                                       ---------------     ---------------     ---------------
Net income                                                             $					2,605,897					$    2,066,619						$				2,734,096
                                                                       ===============     ===============     ===============

                                                                             Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                            From 2000           From 1999
                                                                       ---------------     ---------------
Rental income                                                          $				1,820,489						$   	6,823,105
Mortgage investment income 					                                       	    		(24,658)											(660,219)
Interest income on cash and cash equivalents	                               		194,769												(457,270)
                                                                       ---------------     ---------------
                                                                            1,990,600											5,705,616
                                                                       ---------------     ---------------
Real estate operating expenses                                             			706,700											3,343,378
Depreciation                                                                		199,102											1,438,165
Interest expense                                                          				428,671											1,444,683
Amortization of debt financing costs																																											45,966														20,747
General and administrative expenses                                         		 70,883													126,120
                                                                       ---------------     ---------------
                                                                            1,451,322											6,373,093
                                                                       ---------------     ---------------
Net income                                                             $						539,278						$   		(667,477)
                                                                       ===============     ===============

Rental income increased $1,820,459 or 8.8% from 1999 to 2000. This increase was primarily due to: (i) an increase of approximately $985,000 from Oakwell Farms Apartments resulting primarily from its acquisition in April 1999; (ii) an increase of approximately $157,000 from Park Trace which was a result of an increase in average occupancy; (iii) increases of $112,000 on Oakhurst Apartments and $105,000 on Belvedere Apartments due to their acquisitions in December 2000; (iv) an increase of $109,000 on Coral Point due to an increase in rental rates and (vi) net increases of $352,000 at the Partnership's other properties resulting primarily from increases in rental rates.

Rental income increased $6,823,105 or 49% from 1998 to 1999. This increase was primarily attributable to: (i) an increase of $1,900,000 from the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $1,589,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998; (iii) a $1,174,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $1,148,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) a $686,000 increase resulting from the acquisition of Greenbriar Apartments in December 1998; and (vi) net increase of $326,000 at the Partnership's other properties due primarily to rental rate increases and a slight increase in average occupancy.

Mortgage investment income decreased $24,658 from 1999 to 2000 due to a decrease in interest earned on a subordinate note from Jefferson Place.

Mortgage investment income decreased $660,219 from 1998 to 1999. During 1999, the Partnership earned mortgage investment income of $178,982 on a subordinate note from Jefferson Place. No such income was earned on the subordinate note during 1998. During 1998, however, the Partnership earned mortgage bond investment income of $839,201 on a tax-exempt mortgage bond collateralized by Avalon Ridge. Such mortgage bond was sold on May 1, 1998; therefore, the Partnership no longer earns interest income on the mortgage bond.

Interest income on cash and cash equivalents increased $194,769 from 1999 to 2000. This increase was primarily due to an increase in the average cash balance as well as an increase in the average interest rate.

Interest income on cash and cash equivalents decreased $457,270 from 1998 to 1999 due primarily to the decrease in the average cash balance as well as a decrease in the average interest rate earned on the cash balance. The decrease in the average cash balance is attributable to cash utilized for the acquisition of additional apartment complexes during the latter part of 1998 and 1999.

Real estate operating expenses increased $706,700 or 7.1% from 1999 to 2000. This increase is attributable to: (i) a $432,000 increase for Oakwell Farms Apartments resulting primarily from its acquisition in April 1999; (ii) a $140,000 increase for The Retreat resulting primarily from increases in estimated taxes, repairs and maintenance expenses, and property improvements;
(iii) an increase of $62,000 for The Hunt Apartments primarily due to increases in salaries and related expenses, repairs and maintenance expenses and property improvements; (iv) increases of $26,000 and $24,000 resulting from the acquisitions of Oakhurst Apartments and Belvedere Apartments in December 2000 and (v) a net increase of $23,000 in real estate operating expenses at the Partnership's other properties.

Real estate operating expenses increased $3,343,378 or 50% from 1998 to 1999. This increase is attributable to: (i) a $981,000 increase resulting primarily from the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $797,000 increase resulting primarily from the acquisition of St. Andrews at Westwood Apartments in September 1998; (iii) a $580,000 increase due to the acquisition of Littlestone at Village Green in September 1998; (iv) a $448,000 increase resulting primarily from the acquisition of The Hunt Apartments in December 1998; (v) a $386,000 increase due to the acquisition of Greenbriar Apartments in December 1998 and (vi) an overall increase of $151,000 in real estate operating expenses at the Partnership's other properties.

Depreciation expense increased $199,102 or 4.8% from 1999 to 2000 primarily attributable to: (i) the acquisition of Oakwell Farms Apartments in April 1999; and (ii) the acquisitions of Oakhurst Apartments and Belvedere Apartments in December 2000.

Depreciation expense increased $1,438,165 or 53% from 1998 to 1999 primarily attributable to: (i) a $381,000 increase resulting from the acquisition of Oakwell Farms Apartments in April 1999; (ii) a $372,000 increase resulting from the acquisition of St. Andrews at Westwood Apartments in September 1998;
(iii) a $307,000 increase resulting from the acquisition of Littlestone at Village Green in September 1998; (iv) a $248,000 increase resulting from the acquisition of The Hunt Apartments in December 1998; (v) a $127,000 increase resulting from the acquisition of the Greenbriar Apartments in December 1998; and (vi) a $3,000 increase on the Partnership's other properties.

Interest expense increased $428,671 or 11.9% from 1999 to 2000 primarily attributable to: (i) a $281,000 increase in interest expense incurred on the mortgage note payable for Oakwell Farms Apartments originated in April 1999;
(ii) a $78,000 increase in interest incurred on The Hunt Apartments bonds due to an increase in the average interest rate; (iii) a $42,000 increase in interest incurred on the Greenbriar Apartments bonds due to an increase in the average interest rate; (iv) interest of $19,000, $18,000, and $17,000 incurred on The Exchange at Palm Bay, Oakhurst Apartments and Belvedere Apartments bonds originated in December 2000 partially offset by (v) a $26,000 decrease in interest expense incurred on the Partnership's other borrowings due to the paydown of principal on such obligations.

Interest expense increased $1,444,683 or 67% from 1998 to 1999 primarily attributable to: (i) $608,000 of interest expense incurred on the mortgage note payable for Oakwell Farms Apartments originated in April 1999; (ii) a $344,000 increase due to the assumption of the mortgage loan on Littlestone at Village Green in September 1998; (iii) a $381,000 increase on bonds payable and/or mortgage loans on The Hunt Apartments and Greenbriar Apartments assumed by the Partnership in December 1998 and reissued in July 1999; (iv) a $165,000 increase on bonds payable issued in April 1998; offset by (v) a decrease of $53,000 in interest expense on the Partnership's other obligations due to the pay down of principal on such obligations.

Amortization of debt financing costs increased $45,966 or 22% from 1999 to 2000 and $20,747 or 11% from 1998 to 1999 due to an increase in the Partnership's debt obligations during 1998, 1999 and 2000 and the costs incurred in obtaining such debt financing.

General and administrative expenses increased $70,883 or 4.6% from 1999 to 2000. This increase is primarily due to: (i) an increase of approximately $43,000 in administrative fees resulting from the acquisition of additional properties during 1999 and 2000; (ii) an increase of approximately $29,000 in professional fees partially offset by (iii) net decreases of approximately $1,000 in other general and administrative expenses.

General and administrative expenses increased $126,120 or 8.9% from 1998 to 1999. This increase is primarily due to an increase of approximately $255,000 in administrative fees resulting from the acquisition of additional properties during 1998 and 1999 offset by a decrease of approximately $26,000 in professional fees and net decreases of approximately $103,000 in other general and administrative expenses.


New Accounting Pronouncement

In June, 1998, the Financial Accounting Standards Board issued Statement	of
Financial Accounting Standards No. 133, "Accounting for Derivative	Instruments
and Hedging Activities" (SFAS 133).  This statement provides new accounting
and reporting standards for the use of derivative	instruments.		The adoption
of this Statement on January 1, 2001, did not have a material impact on the
Partnership's financial statements.

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

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to its long-term borrowings used to fund expansion of the Partnership's real estate portfolio. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments, such as interest rate swaps, in order to mitigate its interest rate risk on the fixed rate borrowings. The Partnership does not enter into derivative instrument transactions for speculative purposes.

At December 31, 2000, the majority (approximately 69%) of the Partnership's long-term borrowings consisted of fixed-rate financing. The remaining 31% consisted of variable-rate financing obtained through interest rate swap transactions. The Partnership had no short-term financing at December 31, 2000.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Partnership's borrowings:

														             											       Principal            Weighted Average
													   										Maturity        		   Amount               Interest Rate
														 											------------    -----------------       -----------------
Fixed Rate Borrowings
      													 						2001             	 			542,126																	5.96%
       																			2002            	  			575,355																	5.95%
       																			2003            	  			610,593																	5.94%
       																			2004            						697,982																	5.93%
																										2005																5,476,577																	5.76%
 																									Thereafter     				49,774,043																	5.78%

														             											       Principal            Weighted Average
													   										Maturity        		   Amount               Interest Rate
														 											------------    -----------------       -----------------
Variable-Rate Borrowings
      													 						2001             	 				74,890																	4.83%
       																			2002            	  			 80,905																	4.83%
       																			2003            	  			 87,402																	4.83%
       																			2004            			11,004,422																	4.82%
																										2005																  102,005																	4.89%
 																									Thereafter     				15,160,376																	4.88%


The estimated aggregate fair value of the Partnership's borrowings was $85,518,375 at December 31, 2000.

As the table above incorporates only those exposures that existed as of December 31, 2000, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2000 and 1999.

	                                  PART III

	    Item 10. Directors and Executive Officers of the Registrant. The Registrant has no directors or officers. Management of the Registrant consists of the general partner of the Registrant, America First Capital Associates Limited Partnership Four ("AFCA 4"), and its general partner, America First Companies L.L.C. The following individuals are managers and officers of America First Companies L.L.C., and each serves for a term of one year:

    Name                    Position Held                 Position Held Since
- -----------------------   --------------------------   -----------------------
Michael B. Yanney	        Chairman of the Board,	              1987
	                         Chief Executive
	                         Officer and Manager

Lisa Yanney Roskens							President and Manager																2000/1999

Michael Thesing	          Vice President, Secretary,	          1987
	                         Treasurer and Manager

William S. Carter, M.D.	  Manager	                             1994

Martin A. Massengale	     Manager	                             1994

Alan Baer	                Manager	                             1994

Gail Walling Yanney	      Manager	                             1996

Mariann Byerwalter        Manager                              1997



	    Michael B. Yanney, 67, has served as the Chairman and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984.
From 1977 until the organization of America First in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha
National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN Corporation and Rio Grande Medical Technologies, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Yanney Roskens.

     Lisa Yanney Roskens, 34, is President of America First Companies L.L.C. From 1999 to 2000, Ms. Roskens was Managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

	    Michael Thesing, 46, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  In addition,
Mr. Thesing is President of America First Investment Advisors, L.L.C. and is a
member of the Board of Managers of America First Companies L.L.C. and America
First Investment Advisors, L.L.C.  From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 74 is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 67 is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Company, Woodmen Financial Resources, Inc., WFR Mutual Insurance Holding Company and IBP, Inc.

	    Alan Baer, 78 is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska. He is also Chairman of Lancer Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.
Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

	    Gail Walling Yanney, 64, is a retired physician. Dr. Yanney practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A.. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Yanney Roskens.

	    Mariann Byerwalter, 40, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Schwab Funds,
LookSmart, Inc., Redwood Trust, Inc., SRI International, Stanford Management
Company and Stanford Hospital and Clinics.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of the general partner of the Registrant's general partner and persons who beneficially own more than 10% of the Registrant's BUCs to file reports of their ownership of BUCs with the Securities and Exchange Commission (the "SEC"). Such executive officers, managers and BUC holders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Registrant and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Registrant believes that there was compliance for the fiscal year ended December 31, 2000 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

	    Item 11.  Executive Compensation.  Neither the Registrant nor AFCA 4 has
any managers or officers.  Certain services are provided to the Registrant by managers and officers of America First Companies L.L.C. (the general partner of AFCA 4).  None of the managers or executive officers of America First
Companies L.L.C. receive compensation from the Registrant and AFCA 4 receives no reimbursement from the Registrant for any portion of their salaries.
Remuneration paid by the Registrant to AFCA 4 pursuant to the terms of its limited partnership agreement during the year ended December 31, 2000, is described in Note 8 of the Notes to Consolidated Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

	    (b)	William S. Carter owns 10,600 units, Michael Yanney indirectly owns
11,100 units and Gail Walling Yanney and Lisa Yanney Roskens jointly indirectly own 7,450 units.  No other manager or officer of America First
Companies L.L.C. and no partner of AFCA 4 owns any BUCs.

	    (c) There are no arrangements known to the Registrant, the operation of which may at any subsequent date result in a change in control of the
Registrant.

	    Item 13. Certain Relationships and Related Transactions. The general partner of the Registrant is AFCA 4 and the sole general partner of AFCA 4 is America First Companies L.L.C.

	    Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA 4, America First Companies, L.L.C. or with any person who is: (i) a manager or executive officer of America First Companies L.L.C. or any general partner of AFCA 4; (ii) a nominee for election as a manager of America First Companies L.L.C.; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

	    During 2000, the Registrant paid or reimbursed AFCA 4 or America First Companies L.L.C. $1,071,480 for certain costs and expenses incurred in connection with the operation of the Registrant. These costs and expenses included legal and accounting fees and investor communication costs, such as printing and mailing charges, and costs incurred in connection with the acquisition of real estate and the offering of multifamily housing refunding bonds. See Note 8 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fee paid to AFCA 4 was $782,902 in 2000.

     AFCA 4 is entitled to receive a property acquisition fee from the Registrant in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Registrant paid acquisition fees of $227,645 to AFCA 4 during 2000 which were capitalized by the Partnership as a cost of the properties acquired.

     America First Properties Management Company, L.L.C. (the "Manager") was retained to provide property management services with respect to the day-to-day operation of the multifamily properties owned or financed by the Partnership. The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4% to 4.5% of gross revenues. Because the Manager is an affiliate of AFCA 4, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services.
During the year ended December 31, 2000, the Registrant paid the Manager property management fees of $1,000,726.

 	                                   PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements of the Registrant.  The following
     										financial statements of the Registrant are included in response
														 to Item 8 of this report:

		           Independent Auditors' Reports.

		           Consolidated Balance Sheets of the Registrant and Subsidiaries
													as of December 31, 2000, and December 31, 1999.

		           Consolidated Statements of Income and Comprehensive Income
												 of the Registrant and Subsidiaries for the years ended
													December 31, 2000,	December 31, 1999, and December 31, 1998.

		           Consolidated Statements of Partners' Capital of the Registrant
													and Subsidiaries for the years ended December 31, 2000,
													December 31, 1999, and	December 31, 1998.

		           Condolidated Statements of Cash Flows of the Registrant and
													Subsidiaries for the years ended December 31, 2000, December 31,
												 1999, and December 31, 1998.

		           Notes to Consolidated Financial Statements of the Registrant and
													Subsidiaries.

		           Schedule III--Real Estate and Accumulated Depreciation for the
             year ended December 31, 2000.

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

															99. Report of Audit Committee

	    (b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Apartment Investors L.P.:

We have audited the accompanying consolidated balance sheets of America First Apartment Investors L.P. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors L.P. and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



Omaha, Nebraska
March 27, 2001                                    		/s/KPMG LLP









To the Partners
America First Apartment Investors L.P.:

Under date of March 27, 2001, we reported on the consolidated balance sheets of America First Apartment Investors L.P. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. In connection with our audit of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Omaha, Nebraska
March 27, 2001																																							/s/KPMG LLP

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                              Dec. 31, 2000      Dec. 31, 1999
                                                                                             --------------      --------------
Assets
 Cash and cash equivalents
 	Unrestricted																																																																															$   12,384,198	     $  14,436,672
  Restricted (Note 5)																																																																													1,837,000										1,837,000
 Investment in real estate, net of accumulated depreciation (Note 4)                            128,342,928								113,596,370
 Other assets                                                                                    	2,240,286										2,136,498
                                                                                             --------------      --------------
                                                                                             $  144,804,412      $ 132,006,540
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 8)                                             $   	5,599,020      $   4,940,569
  Bonds and mortgage notes payable (Note 5)                                                     	84,186,676									69,092,444
  Distribution payable (Note 3)                                                                   1,142,038												372,928
                                                                                             --------------      --------------
                                                                                                	90,927,734									74,405,941
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                  	 62,523													39,200
  Beneficial Unit Certificate Holders
  ($10.70 per BUC in 2000 and $11.04 in 1999)                                                 			53,814,155									57,561,399
                                                                                             --------------      --------------
                                                                                               		53,876,678									57,600,599
                                                                                             --------------      --------------
                                                                                             $ 	144,804,412      $ 132,006,540
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                         --------------      --------------      --------------
Income
 Rental income                                                           $		22,458,290							$		20,637,801							$ 	13,814,696
 Mortgage investment income (Note 7)                                	 					  		154,324													178,982													839,201
 Interest income on cash and cash equivalents	                                 978,856													784,087											1,241,357
                                                                         --------------      --------------      --------------
                                                                           	23,591,470										21,600,870										15,895,254
                                                                         --------------      --------------      --------------
Expenses
 Real estate operating expenses                                             10,724,326										10,017,626											6,674,248
 Depreciation                                                               	4,349,412											4,150,310											2,712,145
 Interest expense                                                           	4,036,891											3,608,220											2,163,537
 Amortization of debt financing costs																																										255,943													209,977													189,230
 General and administrative expenses (Note 8)                               	1,619,001											1,548,118											1,421,998
                                                                         --------------      --------------      --------------
                                                                           	20,985,573										19,534,251										13,161,158
                                                                         --------------      --------------      --------------
Net income 						                                                       	   	2,605,897										 2,066,619										 2,734,096

Other comprehensive income:
	Unrealized gains on securities
			Unrealized holding gains arising during the year																															-																			-														5,748,474
	                                                                        --------------      --------------      --------------
Net comprehensive income																																																	$			2,605,897							$			2,066,619							$			8,482,570
                                                                         ==============      ==============      ==============

Net income allocated to:
 General Partner                                                         $						69,553							$						62,169							$     	54,463
 BUC Holders                                                                 2,536,344											2,004,450											2,679,633
                                                                        	--------------      --------------      --------------
                                                                         $			2,605,897							$			2,066,619							$   2,734,096
                                                                        	==============      ==============      ==============

Net income, basic and diluted, per BUC     			                    						 $									.50							$       		.38							$       		.51
                                                                         ==============      ==============      ==============

Weighted average number of BUCs outstanding, basic and diluted      						   5,101,475											5,212,167											5,212,167
                                                                         ==============      ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1997, TO DECEMBER 31, 2000

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding accumulated other
 comprehensive income):
	Balance at December 31, 1997                       $        7,037      	    5,212,167      $   61,239,746      $   61,246,783
	Net income                                              		 54,463																-														2,679,633    							2,734,096
	Cash distributions paid or accrued (Note 3)
		Income 																																																		(40,371)															-													(1,284,543)									(1,324,914)
 	Return of capital                                        			-																			-													(2,712,145)									(2,712,145)
                                                    ---------------     ---------------     ---------------     ---------------
	Balance at December 31, 1998																															21,129											5,212,167										59,922,691										59,943,820
	Net income                                              		 62,169																-														2,004,450											2,066,619
	Cash distributions paid or accrued (Note 3)
		Income 																																																		(44,098)															-															(215,432)											(259,530)
 	Return of capital                                        			-																			-													(4,150,310)									(4,150,310)
                                                    ---------------     ---------------     ---------------     ---------------
	Balance at December 31, 1999																															39,200											5,212,167										57,561,399										57,600,599
	Net income 						                                          69,553                -              2,536,344           2,605,897
	Cash distributions paid or accrued (Note 3)
 	Income                                                   (46,230)               -             		(227,328)       		  (273,558)
 	Return of capital                                           -                   -             (4,349,412)         (4,349,412)
 Purchase of units	(Note 6)																																																			(184,800)									(1,706,848)									(1,706,848)
                                                    ---------------     ---------------     ---------------     ---------------
	Balance at December 31, 2000                               62,523           5,027,367        	 53,814,155         	53,876,678
                                                    ---------------     ---------------     ---------------     ---------------

	Accumulated Other Comprehensive Income

	Balance at December 31, 1997                                 -                   -             (5,748,474)         (5,748,474)
	Other comprehensive income 																																		-																			-														5,748,474											5,748,474
                                                    ---------------     ---------------     ---------------     ---------------
	Balance at December 31, 1998, 1999 and 2000                  -                   -             						-        										 -
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2000                        $     	 62,523	         	5,027,367   		 $  	53,814,155	    	$  	53,876,678
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income 						                                                      $				2,605,897						$				2,066,619						$    2,734,096
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                             4,349,412											4,150,310											2,712,145
    Amortization of debt financing costs                                       255,943													165,807													189,231
    (Increase) decrease in other assets                                      	 (94,568)													(3,281)												121,624
    Increase in accounts payable and accrued expenses                          658,451													317,828													361,579
                                                                        ---------------     ---------------     ---------------
 Net cash provided by operating activities                                 	 7,775,135											6,697,283											6,118,675
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                             (643,576)											(101,776)													(3,135)
 Acquisition of real estate                                               	(18,452,394)								(17,729,529)								(21,627,444)
 Proceeds from disposition of mortgage bond                                 						-																			-													18,755,000
                                                                        ---------------     ---------------     ---------------
 Net cash used in investing activities                                    	(19,095,970)								(17,831,305)									(2,875,579)
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Proceeds from issuance of bonds and mortgage notes payable  										     15,600,000										12,975,000										13,090,000
 Increase in restricted cash																																																						-													(1,837,000)															-
 Distributions paid																																																									(3,853,860)									(4,388,075)									(4,014,947)
 Principal payments on bonds and mortgage notes payable                       (505,768)											(483,218)											(253,808)
 Bond issuance and line of credit costs paid                                		(265,163)											(390,433)											(249,855)
 Purchase of units															 												                              (1,706,848)															-																			-
                                                                        ---------------     ---------------     ---------------
 Net cash provided by financing activities 										                      	 9,268,361											5,876,274											8,571,390
                                                                        ---------------     ---------------     ---------------
Net (decrease) increase in cash and cash equivalents 											            (2,052,474)									(5,257,748)									11,814,486
Cash and cash equivalents at beginning of year										                   	14,436,672										19,694,420											7,879,934
                                                                        ---------------     ---------------     ---------------
Cash and cash equivalents at end of year 										                     $			12,384,198						$			14,436,672						$   19,694,420
                                                                        ===============     ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                                 $				3,962,644						$				3,208,954						$    1,924,779
                                                                        ===============     ===============     ===============

Supplemental disclosure of non-cash financing activities
	Acquisition of real estate through assumption
	of bonds or mortgage notes payable																																					$									-									$									-									$   	16,729,470

On July 13, 1999, bonds payable of $10,910,000 were reissued by the respective local housing finance authority. The existing bonds payable were terminated and new bonds in the same principal amount were issued.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

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

				Management reviews each property for impairment whenever events or
				changes in	circumstances indicate that the carrying value of a property
				may not be	recoverable.  The review of recoverability is based on an
				estimate of undiscounted future cash flows expected to result from its
				use and eventual disposition.  If impairment exists due to the inability
				to recover the	carrying value of a property, an impairment loss is
				recorded to the extent that the carrying value of the property exceeds its
			 estimated fair value.  There were no impairment losses recorded in any of
				the	years ended December 31, 2000, 1999 and 1998.

    Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method.

 C) Cash Equivalents
    Cash equivalents include highly liquid investments with original
				maturities of three months or less when purchased.

				Cash equivalents of $1,837,000 at December 31, 2000 and 1999 represent
				amounts which	serve as collateral for certain of the Partnership's bonds
			 payable.

	D) Debt Financing Costs
				Costs incurred in conjunction with the Partnership's debt financing are
				capitalized and amortized over the term of the related debt.  Debt
				financing costs are included in "other assets" on the Partnership's
				consolidated balance sheet.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

	E) Revenue Recognition
				The Partnership leases multifamily rental units under operating leases
				with terms of one year or less.  Rental revenue is recognized as earned net
				of any vacancy losses and rental concessions offered.  Rental income on
				commercial property is recognized on a straight-line basis over the term
				of each operating lease.

	F) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $6,352,325 and $5,689,683 at December 31, 2000, and December 31, 1999, respectively.

 G) Net Income per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented.  The Partnership
				has no dilutive BUCs and, therefore, basic net income per BUC is the same
				as diluted net income per BUC.

	H) Reclassifications
				Certain prior year amounts have been reclassified to conform with the
				current year classification.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds and for the allocation of income and expenses for tax purposes among AFCA 4 and BUC Holders. Income and expenses will be allocated to each BUC Holder on a periodic basis based on the number of BUCs held by each BUC Holder as of the last day of the period for which such allocation is to be made. Distributions of Net Operating Income and Net Sale Proceeds will be made to each BUC Holder of record on the last day of each distribution period based on the number of BUCs held by each BUC Holder as of such date.

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

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis if AFCA 4 so elects. Cash distributions may be made semiannually if AFCA 4 so elects. Cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

4. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                    		Building         Carrying         Carrying
                                                     		Number                              and         Value at         Value at
  Property Name                 		Location            of Units  	        Land     Improvements    Dec. 31, 2000    Dec. 31, 1999
  --------------------------    		-----------------   --------    ------------   --------------   --------------   --------------
  Covey at Fox Valley(1)        		Aurora, IL             216      $ 1,320,000    $  10,156,135    $  	11,476,135			$		11,348,338
  The Exchange at Palm Bay(1)   		Palm Bay, FL        72,002(2)     1,296,002        4,378,161        	5,674,163							5,390,863
  The Park at Fifty Eight(1)						Chattanooga, TN        196          231,113        4,140,423        	4,371,536							4,353,339
  Shelby Heights(1)             		Bristol, TN            100          175,000        2,952,847        	3,127,847							3,127,847
  Coral Point(1)                		Mesa, AZ               336        2,240,000        9,029,283       	11,269,283						11,200,000
  Park at Countryside(1)        		Port Orange, FL        120          647,000        2,616,648        	3,263,648							3,263,648
  The Retreat (3)               		Atlanta, GA            226        1,800,000        7,315,697       		9,115,697						 9,115,697
  Jackson Park Place(1)         		Fresno, CA             296        1,400,000       10,789,664       	12,189,664						12,109,534
  Park Trace Apartments (1)     		Norcross, GA           260        2,246,000       11,789,810       	14,035,810						14,035,810
		Littlestone at Village Green(1)	Gallatin, TN											200										621,340							 9,942,188								10,563,528						10,563,528
		St. Andrews at Westwood	Apts(1)	Orlando, FL												259								1,617,200							14,262,540								15,879,740						15,879,740
		The Hunt Apartments(1)										Oklahoma City, OK						216										550,000								7,071,970									7,621,970							7,621,970
		Greenbriar	Apartments(1)								Tulsa, OK														120										648,000								3,673,384									4,321,384							4,321,384
  Oakwell Farms Apartments (1)				Nashville, TN										414								1,946,000							15,823,776						  17,769,776						17,704,907
  Oakhurst Apartments (1)									Ocala, FL														214										846,621								8,380,705									9,227,326												-
  Belvedere Apartments (1)								Naples, FL													162										956,326								8,268,742									9,225,068												-
                                                                                               			--------------    --------------
                                                                                                 				149,132,575					130,036,605
  Less accumulated depreciation                                                                   			(20,789,647)				(16,440,235)
                                                                                              	 		--------------    --------------
  Balance at end of year                                                                       			$  128,342,928			$	113,596,370
                                                                                               			==============    ==============

(1) Property is encumbered as described in Note 5.
(2) Represents square feet.
(3) Property serves as collateral for $12,200,000 of multifamily revenue refunding bonds issued on Jefferson Place, a multifamily residential
				property located in Olathe, Kansas.  The Partnership's general partner is
				an affiliate	of the general partner of the partnership which owns
				Jefferson Place.

                                                              									      For the             For the             For the
                                                              									   Year Ended          Year Ended          Year Ended
                                                              									Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
	                                                                     ---------------     ---------------     ---------------
Reconciliation of the carrying values of the
 real estate held is as follows:
  Balance at beginning of year	                      			              $		113,596,370						$			99,915,375						$   64,267,471
   Acquisition of real estate                                             18,452,394										17,729,529										38,356,914
   Capital improvements		                                            		      643,576													101,776															3,135
   Depreciation								                                                  	(4,349,412)								 (4,150,310)									(2,712,145)
                                                         								     ---------------     ---------------     ---------------
  Balance at end of year					                                         $		128,342,928						$		113,596,370						$   99,915,375
                                                        								      ===============     ===============     ===============













                                     - 29 -
AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

5.  Bonds and Mortgage Notes Payable

Bonds and mortgage notes payable were originated by the Partnership through the issuance of tax-exempt refunding bonds or were assumed by the Partnership in connection with the acquisition of multifamily housing properties. Bonds and mortgage notes payable at December 31, 2000, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
- ----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of principal    range from $224,000     $  	2,515,000
 					    																																				and/or interest are due each        to $228,000
                                      		      March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of principal    range from $266,000         3,235,000
 Park at Countryside               		         and/or interest are due each        to $276,000
                                    		        March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of interest     $658,000 								        		12,410,000
 and Park Trace Apartments         		         are due each May 1 and November 1

Jackson Park Place        5.80%					12/1/2007 monthly payment of principal and    $611,901                   	8,160,039
                                  		          interest are due the 1st of each
                                  		          month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$650,033																			13,090,000
	St. Andrews at																															interest are due each
	Westwood Apartments																										March 1 and September 1

The Hunt Apartments							4.73%(1)		7/1/2004		semiannual payments of interest					interest only															6,930,000
																																														are due each Jan. 1 and July 1

Greenbriar Apartments					4.73%(1)		7/1/2004		semiannual payments of interest					interest only															3,980,000
																																														are due each Jan. 1 and July 1

Oakhurst Apartments							4.92%(2)	12/1/2007		semiannual payments of interest					interest only															5,300,000
																																														are due each June 1 and Dec. 1

Belvedere Apartments						4.92%(2)	12/1/2007		semiannual payments of interest					interest only															4,800,000
																																														are due each June 1 and Dec. 1

Exchange at Palm Bay						4.92%(2) 11/1/2010		monthly payments of principal and			$498,517																				5,500,000
																																														interest are due the 25th of each
																																														month
																																																																																																										-------------
																																																																																																													65,920,039
Mortgage Notes Payable:
Littlestone															7.68%					9/15/2005	monthly payment of 																	$542,921																				5,507,320
 at Village Green																													principal and interest
																																														are due the 15th of each month

Oakwell Farms 												6.935%				5/01/2009	monthly payments of principal							$1,029,088																	12,759,317
 Apartments																																			and interest are due the 1st
																																														of each month
																																																																																																										-------------
																																																																																																													18,266,637
                                                              																						                    		-------------
Balance at December 31, 2000				 																																														 			                    			$		84,186,676
																																																																																																						 			=============

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

(1) The bonds payable were reissued on July 13, 1999. There was no gain or loss recorded on the reissuances. In connection with the reissuance, the Partnership entered into an interest swap transaction with a third party, under which the difference between the fixed rate of the bonds and the Bond Market Association (BMA) rate plus .6%, is returned to the Partnership as a reduction of interest expense. For the year ended December 31, 2000, the floating rate on the bonds averaged 4.73%. From July 13, 1999, to December 31, 1999 the floating rate averaged 4.06%. The bonds payable are also collateralized by cash equivalents of $1,166,495 and $670,505 for The Hunt Apartments and Greenbriar Apartments, respectively.

(2) The bonds payable were issued on December 6, 2000 in connection with the purchase of Oakhurst Apartments, Belvedere Apartments and the issuance of tax-exempt refunding bonds for The Exchange at Palm Bay. The bonds payable bear interest at a floating rate which averaged 4.92% from December 6, 2000 through December 31, 2000.

Principal maturities on the bonds and mortgage notes payable are as follows:

               Year              Amount
         ----------------    ----------------
               2001          $       617,016
               2002                  656,260
															2003																		697,995
															2004															11,702,404
															2005																5,578,582
             Thereafter           64,934,419
                             ----------------
                             $ 			84,186,676
                             ================
6. Unit Repurchase Plan

During the first quarter of 2000, the Partnership implemented a plan to repurchase up to $2,000,000 of the Partnership's BUCs. In connection with such plan, during the year ended December 31, 2000 the Partnership purchased and cancelled, in open market transactions, 184,800 BUCs at an aggregate cost of $1,706,848 and an average cost of $9.24 per BUC.

7. Mortgage Investment Income

The Partnership earned mortgage investment income of $154,324 and $178,982 during 2000 and 1999, respectively, (none in 1998) representing interest on a $3,500,000 subordinate note from Jefferson Place, L.P. The Partnership's general partner is an affiliate of the general partner of the partnership which owns Jefferson Place. The subordinate note is dated July 30, 1997 and bears interest at the rate of 8.5%. Interest is payable monthly solely out of excess cash flow generated by Jefferson Place. Final payment of all outstanding principal and interest is due July 1, 2023. The Partnership has not recorded the subordinate note on its balance sheet due to its doubtful collectability. Interest and principal payments received under the terms of the subordinate note are recorded as income when received.

During 1998, the Partnership earned interest income of $839,201 on its
tax-exempt mortgage bond which	was collateralized by Avalon Ridge Apartments
in Renton, Washington.  The	tax-exempt mortgage bond was sold on May 1, 1998
for $18,755,000 plus accrued interest. The net unrealized holding loss of $5,748,474 on such bond was eliminated thereby increasing Partners' Capital by the same amount.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

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

									                                             2000	               1999		              1998
                                            ---------------     ---------------     ---------------
Reimbursable salaries and benefits							   $						489,460						$      586,413						$							631,071
Costs capitalized by the Partnership        							288,534													116,257							      	265,146
Professional fees and expenses								              78,824														78,445															92,158
Other expenses								                              74,816														59,928															67,020
Registration fees							                            20,582														59,881															30,250
Insurance								                                   47,737														47,321															32,147
Investor services and custodial fees								        27,266														27,891														100,678
Consulting and travel expenses					                 19,763														13,217															21,576
Report preparation and distribution			              18,620														14,966															12,907
Telephone								                                   	5,878															3,969																9,134
Interest on line of credit                         			-																			-																		50,784
                                            ---------------     ---------------     ---------------
								                                    $				1,071,480						$				1,008,288						$  	 	1,312,871
                                            ===============     ===============     ===============

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $782,902 in 2000, $739,516 in 1999, and $484,274 in 1998.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Partnership paid acquisition fees of $227,645, $218,239, and $470,543 to AFCA 4 during 2000, 1999 and 1998, respectively.
Such costs were capitalized by the Partnership as a cost of the properties acquired.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned or financed by the Partnership (beginning when such properties were acquired by the Partnership). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $1,000,726 in 2000, $970,998 in 1999, and $708,958 in 1998.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

9. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and cash equivalents, other assets, accounts payable, accrued
		expenses and	distribution payable:  Fair value approximates the carrying
		value of such assets and liabilities.

  Bonds and mortgage notes payable:  Fair value is generally based on
		estimated future	cash flows discounted using the quoted market rate, from an
		independent source, of similar obligations.  Refer to the table below for
		the carrying amount and estimated fair value of such instruments.


                                                  At December 31, 2000                    At December 31, 1999
                                          -----------------------------------     -----------------------------------
                                                Carrying           Estimated            Carrying           Estimated
                                                  Amount          Fair Value              Amount          Fair Value
                                          ---------------     ---------------     ---------------     ---------------
Bonds and mortgage notes payable          $   84,186,676						$			85,518,375						$			69,092,444						$			66,163,651


10.	Summary of Unaudited Quarterly Results of Operations

							                                                    		First		            Second		             Third		         	  Fourth
>From January 1, 2000 to December 31, 2000		           				Quarter	           	Quarter		           Quarter		           Quarter
													                                      ---------------     ---------------     ---------------     ---------------
Total income					                                  $   		5,827,159    	 $    5,860,493    	 $   	5,918,894     $    	5,984,924
Total expenses		                                   					(5,147,080)	        (5,169,143)	       	(5,270,275)     				(5,399,075)
													                                      ---------------     ---------------     ---------------     ---------------
Net income							                                  $    	  680,079  	   $    		691,350    	 $  			 648,619   		$     		585,849
													                                      ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC								     $        	  .13    	 $         	.13    	 $ 	       	.12   	 $       	  	.12
													                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale						                                            	9-1/4														10-5/8														10-3/8													10-3/16
 Low sale						                                           			7-7/8															8-1/8															9-1/4														9
													                                      ===============     ===============     ===============     ===============


AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

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

Schedule III

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000

								                                                                                              Costs Capitalized
					                                                                         Initial Cost			              Subsequent
                            Description			 	                                 to Partnership			           to Acquisition
- ---------------------------------------------------------------------  --------------------------   ------------------------
                                                                                 		 				Building	      Building
						                                                                                    and	           and		         Carrying
Property	                 Location	         # of Units	  Encumbrances	        Land	 	 Improvements	  Improvements	 	      Costs
- ------------------------  ---------------  ------------  ------------  ------------   ------------   ------------   ------------
Covey at Fox Valley	      Aurora, IL	         216 	           (a)	     $ 1,320,000  	$		11,090,000 	 $ 	  127,797 			$ 	    -
The Exchange at Palm Bay	 Palm Bay, FL	    72,002 sq ft       (a)	       1,296,002(b)   	4,349,682 	    1,894,931 	 	       -
The Park at Fifty Eight   Chattanooga, TN	    196 	           (a)	         231,113(c)	 	 4,371,959(c)	 			 18,197           -
Shelby Heights	           Bristol, TN	        100 	           (a)	         175,000  		  	3,275,000 	         -         	    -
Coral Point	              Mesa, AZ	           336 	           (a)	       2,240,000  		  	8,960,000 	       69,283          	-
Park at Countryside       Port Orange, FL     120             (a)          647,000      	2,616,648         		-     			      -
The Retreat               Atlanta, GA         226             (d)        1,800,000      	7,315,697           -              -
Jackson Park Place        Fresno, CA          296             (a)        1,400,000     	10,709,534         80,130           -
Park Trace Apartments     Norcross, GA        260             (a)        2,246,000     	11,789,810           -              -
Littlestone at Village				Gallatin, TN								200													(a)										621,340					 	9,942,188											-														-
															Green
St. Andrews at Westwood			Orlando, FL									259													(a)								1,617,200						14,262,540											-														-
													Apartments
The Hunt Apartments							Oklahoma City, OK			216													(a)										550,000							7,071,970											-														-
Greenbriar Apartments					Tulsa, OK											120													(a)										648,000							3,673,385											-														-
Oakwell Farms Apartments		Nashville, TN							414													(a)								1,946,000						15,758,907									64,869											-
Oakhurst Apartments							Ocala, FL											214													(a)										846,621							8,380,705											-														-
Belvedere Apartments						Naples, FL										162													(a)										956,326							8,268,742											-														-
                                                                       ------------   ------------   ------------   ------------
				                                                                   $18,540,602	   $131,836,767   $ 	2,255,207		 $   	 	 -
																                                                       ============   ============   ============   ============

                               Gross Amount at December 31, 2000
                           ------------------------------------------
                                            Building		                  Accumulated			                                  Which
						                                        and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                         Land	   Improvements	      (e),(f)	           (g)	   Construction	  Acquired	   is Computed
- ------------------------   ------------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	       $ 1,320,000  	$	10,156,135  	$		11,476,135	 $ 		4,592,178 	     	 1989	       1989	     27.5 years
The Exchange at Palm Bay	    1,296,002  	  	4,378,161	    		5,674,163 	    2,799,180  	      1988	       1990(b)   31.5 years
The Park at Fifty Eight	       231,113  	  	4,140,423     		4,371,536 	    1,219,697  	      1987	       1991(c)   27.5 years
Shelby Heights	                175,000  	  	2,952,847     		3,127,847 	    1,066,136  	      1987	       1991	     27.5 years
Coral Point	                 2,240,000  	  	9,029,283    		11,269,283 	    3,060,225  	      1987	       1991	     27.5 years
Park at Countryside            647,000     	2,616,648    		 3,263,648        381,301         1983        1996      27.5 years
The Retreat                  1,800,000     	7,315,697     		9,115,697        997,536         1985        1997      27.5 years
Jackson Park Place           1,400,000    	10,789,664    		12,189,664      1,435,531         1985        1997      27.5 years
Park Trace Apartments        2,246,000    	11,789,810    		14,035,810      1,357,882         1988        1997      27.5 years
Littlestone at Village
														 Green											621,340						9,942,188						10,563,528								886,854									1987								1998						27.5 years
St. Andrews at Westwood
															Apartments				1,617,200					14,262,540						15,879,740						1,183,835									1989								1998						27.5 years
The Hunt Apartments												550,000						7,071,970							7,621,970								524,327									1984								1998						27.5 years
Greenbriar Apartments										648,000						3,673,384							4,321,384								272,933									1985								1998						27.5 years
Oakwell Farms Apartments					1,946,000					15,823,776						17,769,776								961,579									1986								1999						27.5 years
Oakhurst Apartments												846,621						8,380,705							9,227,326									25,396									1985								2000						27.5 years
Belvedere Apartments											956,326						8,268,742							9,225,068									25,057									1985								2000						27.5 years
                           ------------   ------------   ------------   ------------
				                       $18,540,602	  $130,591,973	   $149,132,575   $	20,789,647
																           ============   ============   ============   ============

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000

(a) The encumbrance represents bonds payable originated by the Partnership through the issuance of tax-exempt refunding bonds or bonds or mortgage
				notes payable assumed or originated by the Partnership in connection with
			 the acquisition of	properties.  Bonds and mortgage notes payable totaled
				$84,186,676 at	December 31, 2000. (See Note 5 to the accompanying Notes to
				Consolidated Financial Statements).
(b) Land with a cost of $1,150,318 and $145,684 was acquired in 1990 and 1996, respectively.  Buildings and improvements with a cost of $2,553,474 and
				$1,818,485 were acquired in 1991 and 1996, respectively.
(c) Land with a cost of $135,000 and $96,113 was acquired in 1991 and 1996, respectively.
(d) The encumbrance represents multifamily revenue refunding bonds issued on Jefferson Place with a balance of $11,475,000 at December
				31, 2000.  (See Note 4 to the accompanying Notes to Consolidated Financial
			 Statements).
(e) Reconciliation of Real Estate:

                                      	     	        										2000																1999
                                             							---------------					---------------
Balance - beginning of year			               							$			130,036,605					$ 	 112,205,300
Acquisitions			                                  								18,452,394										17,729,529
Improvements			                                       						643,576													101,776
                                             							---------------					---------------
Balance - end of year			                     							$			149,132,575					$ 	 130,036,605
									                                    							===============					===============

(f) As of December 31, 2000, the aggregate cost of the Partnership's investment in real estate for federal income tax purposes amounted to $128,733,798.
(g)	Reconciliation of Accumulated Depreciation:

				                                         																		2000																1999
                                   																	---------------					---------------
Balance - beginning of year			     																	$				16,440,235					$   12,289,925
Depreciation expense			                																	 	4,349,412										4,150,310
                                   																	---------------					---------------
Balance - end of year			           																	$				20,789,647					$   16,440,235
                                   																	===============					===============

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2001		      AMERICA FIRST APARTMENT INVESTORS, L.P.

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

Date:  March 28, 2001  	         By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney,
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager


Date:  March 28, 2001	           By	/s/ Lisa Yanney Roskens*
		                                    Lisa Yanney Roskens,
 		                                   Manager


Date:  March 28, 2001  	         By	/s/ Michael Thesing
		                                    Michael Thesing,
				                                  Vice President, Secretary, Treasurer
                                      and Manager (Principal Financial and
                                      Accounting Officer)


Date:  March 28, 2001	           By /s/ William S. Carter, M.D.*
		                                    William S. Carter, M.D.,
		                                    Manager


Date:  March 28, 2001            By	/s/ Martin A. Massengale*
		                                    Martin A. Massengale,
		                                    Manager


Date:  March 28, 2001            By	/s/ Alan Baer*
		                                    Alan Baer,
 		                                   Manager


Date:  March 28, 2001            By	/s/ Gail Walling Yanney*
		                                     Gail Walling Yanney,
		                                     Manager

Date:  March 28, 2001	           By	/s/ Mariann Byerwalter*
		                                    Mariann Byerwalter,
 		                                   Manager




*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 21


                       	SUBSIDIARIES OF THE REGISTRANT

Subsidiaries of the Registrant


America First Fresno Apartment Investors Limited Partnership
Park Trace Apartments Limited Partnership
The Retreat Apartments Limited Partnership
Arizona Coral Point Apartments Limited Partnership
The Park at Countryside Limited Partnership
Park at 58 Limited Partnership
Apollo Associates, Ltd.
Greenbriar-Hunt Apartments Holding Corporation
Belvedere Apartments, Limited Partnership
Oakhurst Apartments, Limited Partnership
America First Apartment Investors REIT, Inc.

                                  EXHIBIT 24


                	      						 POWER OF ATTORNEY






































                                     - 41 -
                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
    	America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                                					/s/ Michael B. Yanney
                                                 								Michael B. Yanney

























































                                     - 42 -
                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
    	America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                                					/s/ Lisa Yanney Roskens
                                                 								Lisa Yanney Roskens

























































                                    - 43 -

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                                					/s/ William S. Carter, M.D.
                                               										William S. Carter, M.D.

























































                                     - 44-
                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                                					/s/ Martin A. Massengale
                                               										Martin A. Massengale


























































                                     - 45-
                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
     America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                                				 /s/  Alan Baer
                                                										Alan Baer


























































                                     - 46 -
                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                                  			/s/ Gail Walling Yanney
                                                         Gail Walling Yanney


























































                                     - 47 -
                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

					America First Tax Exempt Investors, L.P.
		   America First Apartment Investors, L.P.
					America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                                  			/s/ Mariann Byerwalter
                                                    					Mariann Byerwalter


























































                                    - 48 -





































																																		Exhibit 99
																										REPORT OF AUDIT COMMITTEE





































                                    - 49 -

																										Report of Audit Committee

The Audit Committee of America First Companies LLC ("America First"), which is the general partner of the general partner of the Partnership, is currently comprised of Martin A. Massengale, William S. Carter and Mariann Byerwalter, each of whom is an independent manager of America First. The Audit Committee operates under a written charter.

The Partnership's management, which consists of the Partnership's general partner and America First, is responsible for the preparation of the Partnership's financial statements and for maintaining an adequate system of internal controls and processes for that purpose. KPMG LLP (KPMG) acts as the Partnership's independent auditors and they are responsible for conducting an independent audit of the Partnership's annual financial statements in accordance with generally accepted auditing standards and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2000 with management of the Partnership and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that the Partnership maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended to the full Board of Managers that the audited financial statements of the Partnership for the year ended December 31, 2000 be included in the Partnership's annual report on Form 10-K to be filed with the Securities and Exchange Commission.


Martin A. Massengale
William S. Carter
Mariann Byerwalter

































                                    - 49 -