Form 10-Q
period 2001-06-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 2001-08-14
CIK 1011585

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 2001 or

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
CONSOLIDATED BALANCE SHEETS

                                                                                              June 30, 2001      Dec. 31, 2000
																																																																																															(unaudited)
                                                                                             --------------      --------------
Assets
 Cash and cash equivalents
 	Unrestricted																																																																															$   13,492,962	     $  12,384,198
  Restricted 																																																																																					1,837,000										1,837,000
 Investment in real estate, net of accumulated depreciation (Note 3)                            126,185,231								128,342,928
 Other assets                                                                                    	2,091,547										2,240,286
                                                                                             --------------      --------------
                                                                                             $  143,606,740      $ 144,804,412
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable and accrued expenses (Note 5)                                             $   	5,816,623      $   5,599,020
  Bonds and mortgage notes payable (Note 4)                                                     	83,812,180									84,186,676
  Distribution payable 								                                                                   1,205,029										1,142,038
                                                                                             --------------      --------------
                                                                                                	90,833,832									90,927,734
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                  	 76,514													62,523
  Beneficial Unit Certificate Holders
  ($10.49 per BUC in 2001 and $10.70 in 2000)                                                 			52,696,394									53,814,155
                                                                                             --------------      --------------
                                                                                               		52,772,908									53,876,678
                                                                                             --------------      --------------
                                                                                             $ 	143,606,740      $ 144,804,412
                                                                                             ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                     For the Three       For the Three         For the Six         For the Six
                                                     	Months Ended       	Months Ended        Months Ended        Months Ended
                                                     June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Rental income                                      $ 		 	6,411,049    	$    5,595,109      $  		12,707,421     $   11,116,984
 Mortgage investment income																																		27,323													19,766															64,785													95,105
 Interest income on cash and cash equivalents	             	154,764            245,618             	325,241            475,563
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	6,593,136          5,860,493           13,097,447         11,687,652
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 Real estate operating expenses                          	3,038,816          2,627,566           	5,934,034          5,269,765
 Depreciation                                             1,238,890          1,078,288           	2,461,161          2,161,101
 Interest expense                                        	1,131,655          1,001,093           	2,270,071          1,988,745
 Loss (gain) on interest rate swap agreements															(57,000)														-																	101,000															-
 Amortization of debt financing costs																								75,702													47,565														135,800													95,129
 General and administrative expenses (Note 5)              	426,044            414,631             	847,434            801,483
                                                    ---------------     ---------------     ---------------     ---------------
                                                         	5,854,107          5,169,143           11,749,500         10,316,223
                                                    ---------------     ---------------     ---------------     ---------------
Net income and comprehensive income																	$							739,029					$						691,350						$					1,347,947					$				1,371,429
                                                    ===============     ===============     ===============     ===============


Net income allocated to:
 General Partner                                    $       	19,779     $       17,696      $       	38,091     $       35,325
 BUC Holders                                             			719,250          		673,654        		  1,309,856          1,336,104
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $    			739,029     $    		691,350      $    	1,347,947     $    1,371,429
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          	.14     $          .13      $          	.26     $          .26
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding,
    basic and diluted																							            	 5,023,067          5,105,367          	 5,023,350          5,149,300
                                                    ===============     ===============     ===============     ===============


The accompanying notes are an integral part of the consolidated statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2001

(UNAUDITED)

																																																																		Beneficial Unit Certificate Holders
																																																																		-----------------------------------
                                                        General					# of BUCs
                                                        Partner    Outstanding										Amount 												Total
                                                    ------------   ------------		------------------- 	---------------
Partners' Capital
Balance at December 31, 2000                        $    62,523   			 5,027,367		$							53,814,155 		$		53,876,678
Net income                                               38,091      					 -			 		 							1,309,856							1,347,947
Cash distributions paid or accrued
 Income                                                 (24,100)        		 -																			-         	  (24,100)
 Return of capital                                         -           				-													(2,385,958)   		(2,385,958)
Purchase of BUCs																																											-													(4,300)												(41,659)								(41,659)
                                                   	------------   ------------		-------------------  --------------
Balance at June 30, 2001	 				                     	$    76,514  					5,023,067		$ 					 52,696,394			$ 	52,772,908
                                                    ============   ============		=================== 	==============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            																			 For the Six    			  For the Six
                                                                            																			Months Ended        Months Ended
                                                                         																					June 30, 2001   		  June 30, 2000
                                                                        																				---------------     ---------------
Cash flows from operating activities
 Net income 						                                                      																				$   		1,347,947					$			1,371,429
  Adjustments to reconcile net income to net cash
   provided by operating activities
				Loss on interest rate swap agreements																																																											101,000														-
				Depreciation                                                             																				 2,461,161									2,161,101
				Amortization of debt financing costs																																																												135,800												95,129
    Decrease in other assets   											                                     																					 77,407												43,980
    Increase in accounts payable and accrued expenses											               																				 116,603										 249,575
                                                                        																				---------------     ---------------
 Net cash provided by operating activities                              																				    		4,239,918									3,921,214
                                                                        																				---------------     ---------------
Cash flows used in investing activity
 Real estate capital improvements                                           																			 	 	(303,464)									(340,414)
                                                                        																				---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                         																					(2,347,067)							(1,550,739)
 Principal payments on bonds and mortgage notes payable                                   									(374,496)									(314,702)
 Bond issuance costs paid																																																								                			(64,468)													-
 Purchase of BUCs																																																																																			(41,659)							(1,257,485)
                                                                        																				---------------     ---------------
 Net cash used in financing activities     														            																							  			(2,827,690)							(3,122,926)
                                                                        																				---------------     ---------------
Net increase in cash and cash equivalents 												            																						          1,108,764											457,874
Cash and cash equivalents at beginning of period                     																	  	       	12,384,198								14,436,672
                                                                        																				---------------     ---------------
Cash and cash equivalents at end of period                    																	           		$   	13,492,962					$		14,894,546
                                                                        																				===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                 																		$     2,186,135					$			2,113,239
                                                                        																				===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)


1. Basis of Presentation

    The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The accompanying interim unaudited consolidated financial statements have
				been prepared according to the rules and regulations of the Securities and
				Exchange Commission.  Certain information and footnote disclosures
				normally included in financial statements prepared in accordance with
				accounting principles generally accepted in the United States of America
			 have been condensed or omitted according to such rules and regulations,
			 although management believes that the disclosures are adequate to make the
			 information presented not misleading.  The consolidated financial
			 statements should be read in conjunction with the consolidated financial
			 statements and notes thereto included in the Partnership's Annual Report on
			 Form 10-K for the year ended December 31, 2000.  In the opinion of
			 management, all normal and recurring adjustments necessary to present
			 fairly the financial position at June 30, 2001, and results of operations
			 for all periods presented have been made.  The results of operations for
			 the six-month period ended June 30, 2001 are not necessarily indicative
			 of the results to be expected for the full year.  Certain prior period
			 amounts have been reclassified to conform with the current period
			 classification.

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

2. BUC Repurchase Plan

			In connection with the Partnership's plan to repurchase up to $2,000,000 of
			the Partnership's Beneficial Unit Certificates (BUCs),	the Partnership
			purchased and cancelled, in open market transactions, 4,300 BUCs at an
			aggregate cost of $41,659 during	the six months ended June 30, 2001 (none
			during the three months ended June 30, 2001).

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

3. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

                                                                                                 Building
                                                               Number                                 and            Carrying
  Property Name                        Location               of Units   	         Land      Improvements              Amount
  ---------------------------------    --------------------   --------     -------------   ---------------   -----------------
  Covey at Fox Valley(1)        							Aurora, IL             			216      	$ 		1,320,000   $ 		 10,156,135   $  			11,476,135
  The Exchange at Palm Bay(1)   							Palm Bay, FL        			72,002(2)     			1,296,002        	4,456,237        		5,752,239
  The Park at Fifty Eight(1)											Chattanooga, TN        			196         			 231,113        	4,140,423        		4,371,536
  Shelby Heights(1)             							Bristol, TN            			100          			175,000        	2,952,847        		3,127,847
  Coral Point(1)                							Mesa, AZ               			336       	 		2,240,000        	9,095,350       		11,335,350
  Park at Countryside(1)        							Port Orange, FL        			120         			 647,000        	2,616,648        		3,263,648
  The Retreat (3)               							Atlanta, GA            			226       	 		1,800,000        	7,315,697       			9,115,697
  Jackson Park Place(1)         							Fresno, CA             			296        			1,400,000       	10,852,104       		12,252,104
  Park Trace Apartments (1)     							Norcross, GA           			260        			2,246,000       	11,808,630       		14,054,630
		Littlestone at Village Green(1)						Gallatin, TN														200													621,340							 	9,942,188									10,563,528
		St. Andrews at Westwood	Apts(1)						Orlando, FL															259											1,617,200								14,262,540									15,879,740
		The Hunt Apartments(1)															Oklahoma City, OK									216													550,000									7,071,970										7,621,970
		Greenbriar	Apartments(1)													Tulsa, OK																	120													648,000									3,697,866										4,345,866
  Oakwell Farms Apartments (1)									Nashville, TN													414											1,946,000								15,864,671						  	17,810,671
  Oakhurst Apartments (1)														Ocala, FL																	214													846,621									8,387,047										9,233,668
  Belvedere Apartments (1)													Naples, FL																162													956,326									8,275,084										9,231,410
                                                                          																																   -----------------
                                                                                           																							149,436,039
  Less accumulated depreciation                                                            																							(23,250,808)
                                                                                           																		-----------------
  Balance at June 30, 001                                                                   																	$  		126,185,231
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
				Jefferson Place.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

4.  Bonds Payable and Mortgage Notes Payables

Bonds and mortgage notes payable at June 30, 2001, consists of the following:

                        Effective 		Final
                        Interest  		Maturity                                      Annual            	         	Carrying
Collateral              Rate      		Date      Payment Schedule                    Payments    		      				       Amount
----------------------- --------- 		--------  ----------------------------------- ---------------------   -------------
Bonds Payable:
The Park at Fifty Eight   6.65%   		3/1/2021  semiannual payments of principal    range from $224,000     $  	2,455,000
 					    																																				and/or interest are due each        to $228,000
                                      		      March 1 and September 1

Shelby Heights and	       6.10%   		3/1/2022  semiannual payments of principal    range from $266,000         3,155,000
 Park at Countryside               		         and/or interest are due each        to $276,000
                                    		        March 1 and September 1

Covey at Fox Valley       5.30%  			11/1/2007 semiannual payments of interest     $658,000 								        		12,410,000
 and Park Trace Apartments         		         are due each May 1 and November 1

Jackson Park Place        5.80%					12/1/2007 monthly payment of principal and    $611,901                   	8,096,496
                                  		          interest are due the 1st of each
                                  		          month

Coral Point and 										4.96%  			3/1/2008		semiannual payments of 													$650,033																			13,090,000
	St. Andrews at																															interest are due each
	Westwood Apartments																										March 1 and September 1

The Hunt Apartments							3.87%(1)		7/1/2004		semiannual payments of interest					interest only															6,930,000
																																														are due each Jan. 1 and July 1

Greenbriar Apartments					3.87%(1)		7/1/2004		semiannual payments of interest					interest only															3,980,000
																																														are due each Jan. 1 and July 1

Oakhurst Apartments							4.50%(2)	12/1/2007		semiannual payments of interest					interest only															5,300,000
																																														are due each June 1 and Dec. 1

Belvedere Apartments						4.50%(2)	12/1/2007		semiannual payments of interest					interest only															4,800,000
																																														are due each June 1 and Dec. 1

Exchange at Palm Bay						4.50%(2) 11/1/2010		monthly payments of principal and			$498,517																				5,463,159
																																														interest are due the 25th of each
																																														month
																																																																																																										-------------
																																																																																																													65,679,655
Mortgage Notes Payable:
Littlestone															7.68%					9/15/2005	monthly payment of 																	$542,921																				5,446,373
 at Village Green																													principal and interest
																																														are due the 15th of each month

Oakwell Farms 												6.935%				5/01/2009	monthly payments of principal							$1,029,088																	12,686,152
 Apartments																																			and interest are due the 1st
																																														of each month
																																																																																																										-------------
																																																																																																													18,132,525
                                                              																						                    		-------------
Balance at June 30, 2001				 																																														 			       			             			$		83,812,180
																																																																																																						 			=============

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

(1) The bonds payable were reissued on July 13, 1999. There was no gain or loss recorded on the reissuances. In connection with the reissuances, the Partnership entered into an interest swap transaction with a third party, under which the difference between the fixed rate of the bonds and the Bond Market Association (BMA) rate plus .6%, is returned to the Partnership as a reduction of interest expense. For the six months ended June 30, 2001, the floating rate on the bonds averaged 3.87% (3.92% for the three months ended June 30, 2001). The bonds payable are also collateralized by cash equivalents of $1,166,495 and $670,505 for The Hunt Apartments and Greenbriar Apartments, respectively.

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

5. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by the general partner of the Partnership, America First Capital Associates Limited Partnership Four (AFCA 4), or an affiliate and reimbursed by the Partnership. The amount of general and administrative expenses reimbursed to AFCA 4 for the three and six months ended June 30, 2001, was $270,871 and $620,666 respectively. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 for the three and six months ended June 30, 2001, was $220,758 and $441,515, respectively.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. There were no acquisition fees incurred during the three or six months ended June 30, 2001.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned by the Partnership. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $282,074 and $563,150 for the three and six months ended June 30, 2001.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

6.  New Accounting Pronouncement

The Partnership adopted Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging Activities" (SFAS 133)
effective January 1, 2001.  This statement provides new accounting and
reporting standards for the use of derivative	instruments.		It requires the
recognition of all derivative instruments as assets or liabilities in the
Partnership's consolidated balance sheet and measurement of these instruments at fair value.  The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.
The change in fair value of freestanding derivative instruments is recognized in earnings in the absence of a specific hedge designation.  The Partnership has entered into interest swap agreements to manage its exposure to changes in fair value of its debt obligations, as well as its exposure to changes in interest rates.  The present interest rate swap agreements have been designated as fair value hedges with the change in fair value recorded in the income statement.  The fair value of interest rate swap agreements is reflected as a liability of approximately $101,000 on the June 30, 2001 balance sheet.  The Partnership recorded a gain of $57,000 and a loss of
$101,000 on interest rate swap agreements for the three and six months ended
June 30, 2001, respectively.  The adoption of this statement on January 1,
2001, did not have a material impact on the Partnership's financial statements and there was no transitional adjustment upon adoption.

     Item 2.  Management's Discussion and Analysis of Financial Condition and
														Results of Operations

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

At June 30, 2001, the Partnership owned 15 apartment complexes located in seven states and one office/warehouse facility with a combined depreciated cost of $126,185,231 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of June 30, 2001:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            290             98%
Covey at Fox Valley                    Aurora, IL                                          216            205          			95%
The Park at Fifty Eight                Chattanooga, TN                                     196            173          			88%
Shelby Heights                         Bristol, TN                                         100             93             93%
Coral Point                            Mesa, AZ                                            336            325          			97%
Park at Countryside                    Port Orange, FL                                     120            116          		 97%
The Retreat                            Atlanta, GA                                         226            223          			99%
Park Trace Apartments                  Norcross, GA                                        260            254             98%
Littlestone at Village Green											Gallatin, TN																																								200												193													97%
St. Andrews at Westwood	Apartments					Orlando, FL																																									259												253													98%
The Hunt Apartments																				Oklahoma City, OK																																			216												215												 99%
Greenbriar Apartments																		Tulsa, OK																																											120												117													98%
Oakwell Farms Apartments															Nashville, TN																																							414												391													94%
Oakhurst Apartments																				Ocala, FL																																											214												198													93%
Belvedere Apartments																			Naples, FL																																										162												156												 96%
                                                                                     ----------     ----------     -----------
                                                                                        	3,335         	3,202             96%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay               Palm Bay, FL                                     72,002(1)    		69,507(1)        		97%
                                                                                     ==========     ==========     ===========

(1) Represents square feet.

Liquidity and Capital Resources

The Partnership's short-term liquidity needs include the payment of operating expenses, current debt service requirements, distributions to BUC holders and the acquisition of Partnership BUCs. The Partnership's long-term liquidity requirements consist of funding acquisitions and repayment of maturing secured debt. While the Partnership anticipates that cash-on-hand and cash provided by operating and investing activities will be sufficient to meet most of its short-term and long-term liquidity requirements, including distributions to BUC holders, the Partnership does anticipate that future property acquisitions will be financed by the assumption of existing taxable mortgage debt on properties to be acquired, the origination of new debt or the issuance of tax-exempt mortgage bonds. The Partnership currently does not anticipate entering into short-term and long-term arrangements for purposes of paying expenses, making distributions and repurchasing BUCs; however, the Partnership has the authority to enter into such arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

At June 30, 2001, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $83,812,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,680,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $18,132,000. Six of the debt obligations which total approximately $37,302,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,510,000 require only
semiannual payments of interest.   Maturity dates range from July 2004 to
March 2022. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

In January 2001, certain terms of the Partnership's swap agreements with respect to Belvedere Apartments, Oakhurst Apartments and The Exchange at Palm Bay were amended. The amendment effectively resulted in the conversion of the Partnership's variable rate financing on the related bonds to a fixed rate of 4.5% per annum for the remaining term of the initial swap agreements, i.e. until December 6, 2004. As a result, approximately 87% of the Partnership's financing arrangements are fixed-rate obligations with a weighted average interest rate of 5.67% at June 30, 2001. The remaining 13% of the financing arrangements have variable rates which averaged 3.87% for the six months ended June 30, 2001 (3.92% for the three months ended June 30, 2001).

In connection with the Partnership's plan to repurchase up to $2,000,000 of the Partnership's Beneficial Unit Certificates (BUCs), The Partnership purchased and cancelled, in open market transactions, 4,300 BUCs at an aggregate cost of $41,659 and an average cost of $9.69 per BUC during the six months ended June 30, 2001 (none during the three months ended June 30, 2001). Since implementing the repurchase plan in January 2000, the Partnership purchased and cancelled in open market transactions, 189,100 BUCs at an aggregate cost of $1,748,507 and an average cost of $9.25 per BUC.

Cash distributions paid or accrued to BUC holders for the periods shown were as follows:

                                                                                       	 			For the Six      				 For the Six
                                                                                           Months Ended          Months Ended
                                                                                       		 June 30, 2001      		 June 30, 2000
                                                                                         ---------------       ---------------
Regular cash distributions
	Income                                                                                  $         -    	    		$        .0285
	Return of capital                                                                           					.4750			              .4215
                                                                                         ---------------       ---------------
                                                                                         $        .4750				   	$        .4500
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .4750			   	 $        .4500
                                                                                         ===============       ===============

Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash.

Results of Operations

Comparison of the Three Months Ended June 30, 2001 and June 30, 2000

Rental income increased $815,940 (approximately 15%) for the three months ended June 30, 2001, compared to the same period in 2000. Approximately $383,015 and $362,340 of such increase is due to the acquisitions of Oakhurst Apartments and Belvedere Apartments, respectively, in December 2000. The remaining $70,585 increase is the net result of increased rental income of $135,719 earned by nine of the Partnership's other 14 properties which was partially offset by decreased rental income of $65,134 earned by five properties. Rental income increases for the nine properties averaged 4.9% while rental income decreases for the five properties averaged 3.5%. Average occupancy for the three months ended June 30, 2001, was 96% compared to 97% for the comparable period of 2000.

Mortgage investment income increased $7,557 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 due to an increase in interest earned on a subordinate note from Jefferson Place.

Interest income on cash and cash equivalents decreased $90,854 (approximately 37%) for the three months ended June 30, 2001, compared to the same period in 2000 due to a decrease in the average cash balance resulting from property acquisitions in December 2000 and a decrease in the average interest rate earned on such balances.

Real estate operating expenses increased $411,250 (approximately 16%) for the three months ended June 30, 2001, compared to the same period in 2000. This increase is attributable to: (i) expenses of $177,592 and $142,723 resulting from the acquisitions of Oakhurst Apartments and Belvedere Apartments in December 2000; (ii) an increase of $34,983 for Park Trace Apartments primarily due to higher salaries and related expenses, taxes and utilities expenses;
(iii) an increase of $34,856 for Coral Point Apartments primarily due to increases in salaries and related expenses and administrative expenses; and
(iv) a net increase of $21,096 for the Partnership's other properties.

Depreciation expense increased $160,602 (approximately 15%) for the three months ended June 30, 2001, compared to the same period in 2000. This increase is primarily attributable to the acquisitions of Oakhurst Apartments and Belvedere Apartments in December 2000.

Interest expense increased $130,562 (approximately 13%) for the three months ended June 30, 2001, compared to the same period in 2000. This increase is primarily due to: (i) interest of $56,978 and $51,650 incurred on the bonds payable for Oakhurst Apartments and Belvedere Apartments, respectively, which were acquired in December 2000; (ii) interest of $61,485 on the borrowings for The Exchange at Palm Bay obtained in December 2000 partially offset by (iii) a decrease of $27,735 on the variable-rate borrowings for The Hunt Apartments and Greenbriar Apartments due to a decrease in the average interest rate on such financings; and (iv) a decrease of $11,816 other borrowings due to the slight amortization of principal balances on such borrowings.

The Partnership recorded a gain of $57,000 for the three months ended June 30, 2001 on interest rate swap agreements. No such gains were recorded for the comparable period of 2000 as the Partnership adopted the Statement of Financial Accounting Standard (SFAS 133) regarding derivatives on January 1, 2001.

Amortization of debt financing costs increased $28,137 or 59% for the three months ended June 30, 2001 compared to the same period in 2000 due to the additional debt obligations incurred in December 2000 for Oakhurst Apartments, Belvedere Apartments and The Exchange at Palm Bay and the costs incurred in obtaining such debt financing.

General and administrative expenses increased $11,413 (approximately 2.8%) for the three months ended June 30, 2001, compared to the same period in 2000. This increase is primarily due to an increase in administrative fees of $27,307 resulting from the acquisition of additional properties in December 2000 which was partially offset by a net decrease of $15,894 in other general and administrative expenses, primarily salaries and related expenses and travel expenses.

Comparison of the Six Months Ended June 30, 2001 and June 30, 2000

Rental income increased $1,590,437 (approximately 14%) for the six months ended June 30, 2001, compared to the same period in 2000. Approximately $760,255 and $724,744 of such increase is primarily the result of the acquisitions of Oakhurst Apartments and Belvedere Apartments, respectively, in December 2000. The remaining $105,438 increase is the net result of increased rental income of $290,430 earned by ten of the Partnership's properties which was partially offset by decreased rental income of $184,992 earned by four of the Partnership's properties. Rental income increases for the ten properties averaged 4.3% while rental income decreases for the four properties averaged 5.2%. Average occupancy for the six months ended June 30, 2001, was 96% compared to 97% for the comparable period of 2000.

Mortgage investment income decreased $30,320 for the six months ended June 30, 2001 compared to the same period in 2000 due to a decrease in interest earned on a subordinate note from Jefferson Place.

Interest income on cash and cash equivalents decreased $150,322 (approximately 32%) for the six months ended June 30, 2001 compared to the same period in 2000. This decrease was primarily due to a decrease in the average cash balance due to the acquisition of additional properties in December 2000.

Real estate operating expenses increased $664,269 (approximately 13%) for the six months ended June 30, 2001, compared to the same period in 2000. This increase is attributable to: (i) expenses of $338,188 and $288,822 resulting from the acquisitions of Oakhurst and Belvedere Apartments in December 2000, respectively; (ii) an increase of 32,331 for Park Trace Apartments primarily due to increases in salaries and related expenses, repairs and maintainence and administrative expenses; (iii) an increase of $24,894 for Covey at Fox Valley due to increases in salaries and related expenses, utilities expenses and real estate taxes which were partially offset by decreases in other expenses; (iv) an increase of $23,902 for The Retreat primarily due to higher salaries and related expenses and utilities expenses; and (v) a net decrease of $43,868 for the Partnership's other properties.

Depreciation expense increased $300,060 (approximately 14%) for the six months ended June 30, 2001, compared to the same period in 2000. This increase is primarily attributable to the acquisition of Oakhurst Apartments and Belvedere Apartments in December 2000, partially offset by a decrease due to certain assets at the Partnership's commercial property becoming fully depreciated.

Interest expense increased $281,326 (approximately 14%) for the quarter ended June 30, 2001, compared to the same period in 2000. This increase is primarily due to: (i) interest of $116,040 and $104,735 incurred on the bonds payable of Oakhurst Apartments and Belvedere Apartments, respectively, which were acquired in December 2000; (ii) interest of $120,197 on the borrowings for The Exchange at Palm Bay obtained in December 2000 partially offset by
(iii) a decrease of $43,331 on the variable-rate borrowings for the Hunt Apartments and Greenbriar Apartments due to a decrease in the average interest rate on such financing and (iv) a decrease of $16,315 on the other borrowings due to the slight amortization of principal balances on such borrowings.

The Partnership recorded a loss of $101,000 for the six months ended June 30, 2001 on interest rate swap agreements. No such losses were recorded for the comparable period of 2000 as the Partnership adopted the Statement of Financial Accounting Standard (SFAS 133) regarding derivatives on January 1, 2001.

Amortization of debt financing costs increased $40,671 or 43% due to the additional debt obligations incurred in December 2000 for Oakhurst Apartments, Belvedere Apartments and The Exchange at Palm Bay and the costs incurred in obtaining such debt financing.

General and administrative expenses increased $45,951 (approximately 5.7%) for the six months ended June 30, 2001, compared to the same period in 2000. This increase is primarily due to an increase in administrative fees of $54,615 resulting from the acquisition of additional properties in December 2000 which was partially offset by a net decrease of $8,664 in other general and administrative expenses.

Funds from Operations

Funds from operations, (FFO) which, for the Partnership, consists of net income plus depreciation of real estate assets and losses on interest rate swap agreements, increased $151,281 or 8.5% for the three months ended June 30, 2001, compared to the same period in 2000. FFO was $1,920,919 for the three months ended June 30, 2001 compared to $1,769,638 for the same period of 2000. FFO increased $377,578 or 10.7% from $3,532,530 for the six months ended June 30, 2000 to $3,910,108 for the six months ended June 30, 2001. FFO is not defined by generally accepted accounting principles nor should it be considered as an alternative to net income as an indication of operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity. The Partnership believes that FFO is helpful in understanding the Partnership's results of operations in that such calculation reflects the Partnership's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Partnership's calculation of FFO may differ from the methodology for calculating FFO utilized by other entities and, accordingly, may not be comparable to such other entities.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for the Partnership on January 1, 2002. The Partnership presently has no goodwill recorded and, as a result, the adoption of the new pronouncements is not expected to have a significant impact on the financial statements.

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

Dated:  August 10, 2001			  AMERICA FIRST APARTMENT INVESTORS, L.P.

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