Form 10-Q
period 2001-09-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 2001-11-14
CIK 1011585

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2001 or

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
CONSOLIDATED BALANCE SHEETS

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

For the Three Months Ended Sept. 30, 2001	For the Three Months Ended Sept. 30, 2000	For the Nine Months Ended Sept. 30, 2001	For the Nine Months Ended Sept. 30, 2000
Income				
Rental income	$ 6,389,656	$ 5,641,916	$ 19,097,077	$ 16,758,900
Mortgage investment income	-	24,865	64,785	119,970
Interest income on cash and cash equivalents	129,609	252,113	454,850	727,676
	6,519,265	5,918,894	19,616,712	17,606,546
Expenses				
Real estate operating expenses	3,076,433	2,783,321	9,010,467	8,053,086
Depreciation	1,239,372	1,063,199	3,700,533	3,224,300
Interest expense	1,107,415	994,803	3,377,486	2,983,548
Loss (gain) on interest rate swap agreements	(23,000)	-	78,000	-
Amortization of debt financing costs	67,229	47,564	203,029	142,693
General and administrative expenses	413,208	381,388	1,260,642	1,182,871
	5,880,657	5,270,275	17,630,157	15,586,498
Net income and comprehensive income	$ 638,608	$ 648,619	$ 1,986,555	$ 2,020,048
Net income allocated to:				
General Partner	$ 18,780	$ 17,118	$ 56,871	$ 52,443
BUC Holders	619,828	631,501	1,929,684	1,967,605
	$ 638,608	$ 648,619	$ 1,986,555	$ 2,020,048
Net income, basic and diluted, per BUC	$ 0.12	$ 0.12	$ 0.38	$ 0.38
Weighted average number of BUCs outstanding, basic and diluted	5,023,067	5,066,734	5,023,256	5,121,778

See accompanying notes to consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

 AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER, 30, 2001
(UNAUDITED)

1. Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2001, and results of operations for all periods presented have been made. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with the current period classification.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. BUC Repurchase Plan

In connection with the Partnership's plan to repurchase up to $2,000,000 of the Partnership's Beneficial Unit Certificates (BUCs), the Partnership purchased and cancelled, in open market transactions, 4,300 BUCs at an aggregate cost of $41,659 during the nine months ended September 30, 2001 (none during the three months ended September 30, 2001).

3. Bonds Payable

Bonds payable with an aggregate principal of $10,910,000 carry a floating interest rate pursuant to a swap transaction with a third party. The floating interest rate averaged 2.89% and 3.54% for the three and nine month periods ended September 30, 2001.

In January 2001, the Partnership amended certain terms of a swap agreement on bonds payable with an aggregate principal of $15,544,378, converting the floating interest rate to a fixed rate of 4.5% for the remaining term of the initial swap.

4. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by the general partner of the Partnership, America First Capital Associates Limited Partnership Four (AFCA 4), or an affiliate and reimbursed by the Partnership. The amount of general and administrative expenses reimbursed to AFCA 4 for the three and nine months ended September 30, 2001, was $149,458 and $770,124 respectively. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER, 30, 2001
(UNAUDITED)

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 for the three and nine months ended September 30, 2001, was $220,757 and $662,272, respectively.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. There were no acquisition fees incurred during the three or nine months ended September 30, 2001.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned by the Partnership. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $281,116 and $844,266 for the three and nine months ended September 30, 2001.

5. New Accounting Pronouncement

The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. This statement provides new accounting and reporting standards for the use of derivative instruments. It requires the recognition of all derivative instruments as assets or liabilities in the Partnership's consolidated balance sheet and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The change in fair value of freestanding derivative instruments is recognized in earnings in the absence of a specific hedge designation. The Partnership has entered into interest swap agreements as described in Note 3 to manage its exposure to changes in interest rates. The fair value of interest rate swap agreements is reflected as a liability of $78,000 on the September 30, 2001 balance sheet and is included in accounts payable and accrued expenses. The Partnership recorded a $23,000 gain and a $78,000 loss for the three and nine months ended September 30, 2001, respectively, representing the change in fair value of the swap agreements. The adoption of this statement on January 1, 2001, did not have a material impact on the Partnership's financial statements and there was no transitional adjustment upon adoption.

AMERICA FIRST APARTMENT INVESTORS, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

At September 30, 2001, the Partnership owned 15 apartment complexes located in seven states and one office/warehouse facility with a combined depreciated cost of $125,018,492 as of that date. The following table sets forth certain information regarding the Partnership's real estate as of September 30, 2001:

(1) Represents square feet.

Liquidity and Capital Resources

The Partnership's short-term liquidity needs include the payment of operating expenses, current debt service requirements, distributions to BUC holders and the acquisition of Partnership BUCs. The Partnership's long-term liquidity requirements consist of funding acquisitions and repayment of maturing secured debt. The Partnership anticipates that cash-on-hand and cash provided by operating and investing activities will be sufficient to meet most of its short-term and long-term liquidity requirements, including distributions to BUC holders the Partnership does anticipate that future property acquisitions will be financed by the assumption of existing taxable mortgage debt on properties to be acquired, the origination of new debt or the issuance of tax-exempt mortgage bonds. The Partnership currently does not anticipate entering into short-term and long-term arrangements for purposes of paying expenses, making distributions and repurchasing BUCs; however, the Partnership has the authority to enter into such arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term or long-term liquidity requirements.

AMERICA FIRST APARTMENT INVESTORS, L.P.

At September 30, 2001, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $83,692,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,628,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $18,064,000. Six of the debt obligations which total approximately $37,182,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,510,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

In January 2001, certain terms of the Partnership's swap agreements with respect to Belvedere Apartments, Oakhurst Apartments and The Exchange at Palm Bay were amended. The amendment effectively resulted in the conversion of the Partnership's variable rate financing on the related bonds to a fixed rate of 4.5% per annum for the remaining term of the initial swap agreements, i.e. until December 6, 2004. As a result, approximately 87% of the Partnership's financing arrangements are fixed-rate obligations with a weighted average interest rate of 5.66% at September 30, 2001. The remaining 13% of the financing arrangements have variable rates which averaged 3.54% for the nine months ended September 30, 2001 (2.89% for the three months ended September 30, 2001).

In connection with the Partnership's plan to repurchase up to $2,000,000 of the Partnership's Beneficial Unit Certificates (BUCs), the Partnership purchased and cancelled, in open market transactions, 4,300 BUCs at an aggregate cost of $41,659 and an average cost of $9.69 per BUC during the nine months ended September 30, 2001 (none during the three months ended September 30, 2001). Since implementing the repurchase plan in January 2000, the Partnership purchased and cancelled in open market transactions, 189,100 BUCs at an aggregate cost of $1,748,507 and an average cost of $9.25 per BUC.

Cash distributions paid or accrued to BUC holders for the periods shown were as follows:

Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash.

The terrorist attacks which occurred in New York City and Washington, D.C. on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused significant uncertainty in the global financial markets. While the short-term and long-term effects of these events and their potential consequences are uncertain, they could have a material adverse effect on general economic conditions, consumer confidence and market liquidity. Among costs on our variable rate bonds payable to increase and have a negative impact on earnings. In addition, a downturn in the

AMERICA FIRST APARTMENT INVESTORS, L.P.

economy may have an adverse effect on the occupancy and rental income earned by our properties. The location of the Partnership's properties is intended to diversify and mitigate the effect of a severe economic downturn in concentrated geographical areas; however, a market-wide downturn would have a negative impact on our earnings.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 and September 30, 2000

Rental income increased $747,740 (approximately 13.3%) for the three months ended September 30, 2001, compared to the same period in 2000. Approximately $395,069 and $361,312 of such increase is due to the acquisitions of Oakhurst Apartments and Belvedere Apartments, respectively, in December 2000. The increase from these acquisitions is partially offset by a net decrease of $8,641 in rental income earned at the Partnership's remaining 14 properties. The net decrease is due to a slight decline in average occupancy as well as attributed increases and decreases at certain properties as described below. Average occupancy for the three months ended September 30, 2001 was 95% compared to 97% for the comparable period of 2000.

Rental income at Coral Point, The Park at Fifty Eight, St. Andrews at Westwood Apartments, Oakwell Farms Apartments, and one other property decreased by $31,601, $57,905, $42,460, $40,670, and $774 respectively. These decreases are attributed to declines in occupancy and the use of rental concessions and incentives to maintain occupancy levels in more competitive markets.

Rental income at Covey at Fox Valley, Jackson Park Place, The Exchange at Palm Bay, Littlestone at Village Green, and the Partnership's remaining five properties increased by $17,242, $41,300, $26,617, $36,644, and $42,966, respectively. Such increases are attributed to the maintenance of strong occupancy levels and the less competitive markets in which these properties are located.

Mortgage investment income decreased $24,865 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due to a decrease in interest earned on a subordinate note due from Jefferson Place. Investment income earned on the subordinate note is a function of the excess cash flow generated by the underlying property.

Interest income on cash and cash equivalents decreased $122,504 (approximately 48.6%) for the three months ended September 30, 2001, compared to the same period in 2000 due to a decrease in the average cash balance resulting from property acquisitions in December 2000 and a decrease in the average interest rate earned on such balances.

Real estate operating expenses increased $293,112 (approximately 10.5%) for the three months ended September 30, 2001, compared to the same period in 2000. This increase is attributable to: (i) expenses of $177,890 and $151,053 resulting from the acquisitions of Oakhurst Apartments and Belvedere Apartments, respectively, in December 2000. These increases are partially offset by a net decrease of $35,831, primarily due to (i) decreases of approximately $50,000 and $58,000 at Coral Point and Oakwell Farms Apartments, respectively, due to reductions in salaries and repairs and maintenance expenses,from the comparable period in 2000; (ii) offset by an aggregate net increase of approximately $72,000 for the Partnerships other twelve properties.

Depreciation expense increased $176,173 (approximately 16.6%) for the three months ended September 30, 2001, compared to the same period in 2000. This increase is primarily attributable to the acquisitions of Oakhurst Apartments and Belvedere Apartments in December 2000, partially offset by a decrease due to certain assets of The Exchange at Palm Bay becoming fully depreciated.

AMERICA FIRST APARTMENT INVESTORS, L.P.

Interest expense increased $112,612 (approximately 11.3%) for the three months ended September 30, 2001, compared to the same period in 2000. This increase is primarily due to: (i) interest of $57,068 and $51,682 incurred on the bonds payable for Oakhurst Apartments and Belvedere Apartments, respectively, which were acquired in December 2000; (ii) interest of $61,561 on the borrowings for The Exchange at Palm Bay obtained in December 2000 partially offset by (iii) a decrease of $50,055 on the variable-rate borrowings for The Hunt Apartments and Greenbriar Apartments due to a decrease in the average interest rate on such financings; and (iv) a decrease of $7,644 other borrowings due to the slight amortization of principal balances on such borrowings.

The Partnership recorded a gain of $23,000 on its interest rate swap agreements for the three months ended September 30, 2001, representing the change in fair value of the Partnership swap agreements. The Partnership adopted the Statement of Financial Accounting Standards (SFAS 133) regarding derivatives on January 1, 2001.

Amortization of debt financing costs increased $19,665 (approximately 41.3%) for the three months ended September 30, 2001 compared to the same period in 2000 due to the additional debt obligations incurred in December 2000 for Oakhurst Apartments, Belvedere Apartments and The Exchange at Palm Bay and the costs incurred in obtaining such debt financing.

General and administrative expenses increased $31,820 (approximately 8.3%) for the three months ended September 30, 2001, compared to the same period in 2000. This increase is primarily due to an increase in administrative fees of $27,307 resulting from the acquisition of additional properties in December 2000 and an increase of $4,513 in other general and administrative expenses.

Comparison of the Nine Months Ended September 30, 2001 and September 30, 2000

Rental income increased $2,338,177 (approximately 14.0%) for the nine months ended September 30, 2001, compared to the same period in 2000. Approximately $1,155,325 and $1,086,057 of such increase is the result of the acquisitions of Oakhurst Apartments and Belvedere Apartments, respectively, in December 2000. The remaining net increase of $96,795 is the result of increases and decreases at certain properties as described below and the maintenance of consistent occupancy levels at the majority of the properties. Average occupancy for the nine months ended September 30, 2001 was 96% compared to 97% for the comparable period of 2000.

Rental income at Coral Point, The Park at Fifty Eight, St. Andrews at Westwood Apartments and Oakwell Farms Apartments decreased by $26,720, $57,267, $100,337, and $51,826, respectively. These decreases are attributed to declines in occupancy and the use of rental concessions and incentives to maintain occupancy levels in more competitive markets.

Rental income at Covey at Fox Valley, Jackson Park Place, The Exchange at Palm Bay, the Retreat and the Partnership'sremaining six properties increased by $81,017, $82,014, $65,768, $69,028 and $35,118, respectively. Such increases are attributed to the maintenance of strong occupancy levels and the less competitive markets in which these properties are located.

Mortgage investment income decreased $55,185 for the nine months ended September 30, 2001 compared to the same period in 2000 due to a decrease in interest earned on a subordinate note due from Jefferson Place. Investment income earned on the subordinate note is a function of the excess cash flow generated by the underlying property.

Interest income on cash and cash equivalents decreased $272,826 (approximately 37.5%) for the nine months ended September 30, 2001 compared to the same period in 2000. This decrease was primarily due to a decrease in the average cash balance due to the acquisition of additional properties in December 2000 and a decrease in the average interest rate earned on such balances.

AMERICA FIRST APARTMENT INVESTORS, L.P.

Real estate operating expenses increased $957,381 (approximately 11.9%) for the nine months ended September 30, 2001, compared to the same period in 2000. This increase is attributable to: (i) expenses of $516,078 and $439,875 resulting from the acquisitions of Oakhurst and Belvedere Apartments in December 2000, respectively. The remaining net increase of $1,428 is comprised of (i) a $50,480 increase at Covey at Fox Valley due to increases in employee benefit expenses and repairs and maintenance; (ii) a $43,567 increase at Park Trace due to increases in salary expenses, repairs and maintenance and advertising costs; (iii) a $52,656 decrease at Oakwell Farms Apartments due to decreases in salaries and repairs and maintenance; and (iv) a net $41,391 decrease at the Partnership's other eleven properties.

Depreciation expense increased $476,233 (approximately 14.7%) for the nine months ended September 30, 2001, compared to the same period in 2000. This increase is primarily attributable to the acquisition of Oakhurst Apartments and Belvedere Apartments in December 2000, partially offset by a decrease due to certain assets at The Exchange at Palm Bay becoming fully depreciated.

Interest expense increased $393,938 (approximately 13.2%) for the nine months ended September 30, 2001, compared to the same period in 2000. This increase is primarily due to: (i) interest of $173,108 and $156,417 incurred on the bonds payable of Oakhurst Apartments and Belvedere Apartments, respectively, which were acquired in December 2000; (ii) interest of $181,757 on the borrowings for The Exchange at Palm Bay obtained in December 2000 partially offset by (iii) a decrease of $93,387 on the variable-rate borrowings for The Hunt Apartments and Greenbriar Apartments due to a decrease in the average interest rate on such financings and (iv) a decrease of $23,957 on the other borrowings due to the slight amortization of principal balances on such borrowings.

The Partnership recorded a loss of $78,000 for the nine months ended September 30, 2001 on interest rate swap agreements. No such losses were recorded for the comparable period of 2000 as the Partnership adopted the Statement of Financial Accounting Standard (SFAS 133) regarding derivatives on January 1, 2001.

Amortization of debt financing costs increased $60,336 (approximately 42.3%) due to the additional debt obligations incurred in December 2000 for Oakhurst Apartments, Belvedere Apartments and The Exchange at Palm Bay and the costs incurred in obtaining such debt financing.

General and administrative expenses increased $77,771 (approximately 6.6%) for the nine months ended September 30, 2001, compared to the same period in 2000. This increase is primarily due to an increase in administrative fees of $81,923 resulting from the acquisition of additional properties in December 2000 which was partially offset by a net decrease of $4,152 in other general and administrative expenses.

Funds from Operations

The Partnership considers Funds From Operations ("FFO") to be a key measure of its performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Partnership's operating performance and liquidity.

FFO increased $166,162 or 9.7% to $1,877,980 for the three months ended September 30, 2001, compared to $1,711,818 for the same period in 2000. FFO increased $442,740 or 8.4% to $5,687,088 for the nine months ended September 30, 2001 compared to $5,244,348 for the same period in 2000.

The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing cost) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and

AMERICA FIRST APARTMENT INVESTORS, L.P.

joint ventures. The Partnership computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other entities that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Partnership. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of the Partnership's financial performance or to GAAP cash flow from operating activities as a measure of the Partnership's liquidity, nor is it indicative of funds available to fund the Partnership's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for the Partnership on January 1, 2002. The Partnership presently has no goodwill recorded and, as a result, the adoption of the new pronouncements is not expected to have a significant impact on the financial statements.

In October 2001, the FASB issued FAS No. 144, " Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard, which is effective for the Partnership on January 1, 2002, is not expected to have a significant impact on the financial statements of the Partnership.

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

In January 2001, certain terms of the Partnership's swap agreements with respect to Belvedere Apartments, Oakhurst Apartments and The Exchange at Palm Bay were amended. The amendment effectively resulted in the conversion of the Partnership's variable-rate financing on the related bonds ($15,544,378) to a fixed rate of 4.5% per annum for the remaining term of the initial swap agreements, i.e. until December 6, 2004.

AMERICA FIRST APARTMENT INVESTORS, L.P.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this report
Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3. Articles of Incorporation and Bylaws of America First
Fiduciary Corporation Number Eight (incorporated by
reference to Form S-11 Registration Statement filed May 8, 1986, with the Securities and Exchange Commission by
America First Tax Exempt Mortgage Fund 2 Limited
Partnership (Commission File No. 33-5521)).

4(a) Form of Certificate of Beneficial Unit Certificate
(incorporated by reference to Exhibit 4.1 to Registration
Statement on Form S-4 (Commission File No. 333-2920) filed
by the Registrant on March 29, 1996).

4(b) Agreement of Limited Partnership of the Registrant
(incorporated by reference to Exhibit 4(b) to Form 8-K
(Commission File No. 0-20737) filed by the Registrant on
August 23, 1996).

(b) Reports on Form 8-K

The Registrant did not file a report on Form 8-K during the quarter for which this report is filed.

AMERICA FIRST APARTMENT INVESTORS, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2001

AMERICA FIRST APARTMENT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Four, General
Partner of the Registrant

By America First Companies L.L.C.,
General Partner of America First Capital
Associates Limited Partnership Four

By /s/ Michael Thesing
Michael Thesing

Principal Financial Officer of Registrant