Form 10-K
period 2001-12-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 2002-03-22
CIK 1011585

AMERICA FIRST APARTMENT INVESTORS, L.P.
FOR THE YEAR ENDED DECEMBER 31, 2001
Printable Version

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the BUCs held by non-affiliates of the registrant on March 8, 2002, based upon the final sales price per BUC reported in The Wall Street Journal on March 7, 2002, was $55,727,837.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

Item 1 . Business
Item 2 . Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Partnership's Common Equity and Related
Stockholder Matters
Item 6 . Selected Financial Data
Item 7 . Management's Discussion and Analysis of Financial Condition
and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8 . Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting
And Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Partnership
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I

Item 1. Business.

America First Apartment Investors, L.P. ("the Partnership") was formed on March 7, 1996 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with multifamily real estate and other types of commercial real estate and interests therein. The general partner of the Partnership is America First Capital Associates Limited Partnership Four ("AFCA 4" or the "General Partner"). The Partnership will pursue its purpose in order to (i) preserve investors' capital and (ii) provide regular cash distributions to investors.

The Partnership is classified as a partnership for federal income tax purposes, whereby no recognition of income taxes is made and the distributive share of the Partnership's income, deductions and credits is included in each BUC holder's income tax return.

The Partnership commenced operations on August 20, 1996, when it merged with America First Tax Exempt Mortgage Fund 2 Limited Partnership (the "Prior Partnership"), (the "Merger"). Under the terms of the Merger, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. As of the record date established for the Merger, a total of 5,212,167 Beneficial Unit Certificates (BUCs) representing assigned limited partnership interests in the Prior Partnership were outstanding. BUC holders of the Prior Partnership received one BUC in the Partnership for each BUC of the Prior Partnership outstanding as of the record date.

In connection with the Merger, the Partnership acquired from the Prior Partnership three tax-exempt mortgage bonds, four multifamily housing properties and one commercial property. One property was deeded to the Partnership in lieu of foreclosure on the tax-exempt mortgage bond in 1997 and the other two tax-exempt mortgage bonds were prepaid to the Partnership, one each in 1997 and 1998. In addition to the property deeded to the Partnership in lieu of foreclosure in 1997, since the Merger, the Partnership has acquired ten additional multifamily housing properties, one in 1996, two in 1997, four in 1998, one in 1999 and two in 2000. As of December 31, 2001, these properties had a depreciated book cost of $123,792,097. A description of the real estate acquired by the Partnership appears in Note 4 of the Notes to the Consolidated Financial Statements filed in response to Item 8 hereof. For further information regarding these properties, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The amount of cash generated by the Partnership from the real estate is a function of the net rental revenues generated by the properties owned by the Partnership. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

In each city in which the properties owned by the Partnership are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

The Partnership believes that each of the properties it owns is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Partnership is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Partnership for the remediation thereof.

The Partnership has no employees. Certain services are provided to the Partnership by employees of America First Companies L.L.C. ("America First"), which is the general partner of AFCA 4. The Partnership reimburses America First for its allocated salaries and benefits. The Partnership is not charged, and does not reimburse, for the services performed by managers and officers of America First.

Item 2. Properties.

Properties owned by the Partnership at December 31, 2001 are described in the following table:

Depreciation is taken on each property acquired on a straight-line basis over the estimated useful life of the properties (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay).

The average annual occupancy rate and average effective rental rate per unit or per square foot for each of the properties for each of the last five years are listed in the following table. Information prior to the dates the properties were acquired by the Partnership is not available to the Partnership and accordingly is not presented in the table.

2001	2000	1999	1998	1997
JACKSON PARK PLACE					
Average Occupancy Rate	99%	99%	99%	97%	93%
Average Effective Annual Rental Per Unit	$ 6,711	$ 6,369	$ 6,219	$ 5,891	$ 5,631
COVEY AT FOX VALLEY					
Average Occupancy Rate	94%	97%	98%	95%	94%
Average Effective Annual Rental Per Unit	$ 9,918	$ 9,569	$ 9,406	$ 8,721	$ 8,691
THE PARK AT FIFTY EIGHT					
Average Occupancy Rate	87%	93%	96%	95%	97%
Average Effective Annual Rental Per Unit	$ 4,596	$ 5,165	$ 5,236	$ 4,940	$ 4,880
SHELBY HEIGHTS					
Average Occupancy Rate	95%	97%	93%	95%	92%
Average Effective Annual Rental Per Unit	$ 6,097	$ 6,132	$ 5,663	$ 5,814	$ 5,649
CORAL POINT					
Average Occupancy Rate	93%	94%	94%	96%	94%
Average Effective Annual Rental Per Unit	$ 6,262	$ 6,244	$ 6,130	$ 6,157	$ 5,966
PARK AT COUNTRYSIDE					
Average Occupancy Rate	96%	98%	99%	98%	97%
Average Effective Annual Rental Per Unit	$ 6,855	$ 6,867	$ 6,725	$ 6,426	$ 6,086
THE RETREAT					
Average Occupancy Rate	97%	99%	97%	97%	94% (1)
Average Effective Annual Rental Per Unit	$ 7,722	$ 7,587	$ 7,233	$ 7,044	$ 6,403
PARK TRACE APARTMENTS					
Average Occupancy Rate	97%	99%	96%	93%	86% (2)
Average Effective Annual Rental Per Unit	$ 8,088	$ 7,914	$ 7,353	$ 6,953	$ 6,717
LITTLESTONE AT VILLAGE GREEN					
Average Occupancy Rate	93%	91%	94%	93% (3)	N/A
Average Effective Annual Rental Per Unit	$ 7,031	$ 6,847	$ 7,286	$ 7,548	$ N/A
ST. ANDREWS AT WESTWOOD APARTMENTS					
Average Occupancy Rate	94%	96%	95%	96% (4)	N/A
Average Effective Annual Rental Per Unit	$ 7,798	$ 8,020	$ 7,816	$ 7,790	$ N/A
THE HUNT APARTMENTS					
Average Occupancy Rate	98%	99%	98%	96% (5)	N/A
Average Effective Annual Rental Per Unit	$ 5,715	$ 5,505	$ 5,274	$ 5,376	$ N/A
GREENBRIAR APARTMENTS					
Average Occupancy Rate	95%	95%	96%	96% (5)	N/A
Average Effective Annual Rental Per Unit	$ 5,875	$ 5,744	$ 5,755	$ 5,825	$ N/A
OAKWELL FARMS APARTMENTS					
Average Occupancy Rate	93%	92%	96% (6)	N/A	N/A
Average Effective Annual Rental Per Unit	$ 6,339	$ 6,519	$ 6,568	$ N/A	$ N/A
OAKHURST APARTMENTS					
Average Occupancy Rate	96%	97% (7)	N/A	N/A	N/A
Average Effective Annual Rental Per Unit	$ 6,426	$ 6,402	$ N/A	$ N/A	$ N/A

In the opinion of the Partnership's management, each of the properties owned by the Partnership is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Partnership's Consolidated Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of the Partnership's security holders.

PART II

Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters.

(a) Market Information. The BUCs trade on the NASDAQ Stock Market under the trading symbol "APROZ". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2000, through December 31, 2001.

(b) BUC holders. The approximate number of BUC holders on March 8, 2002, was 2,320.

(c) Distributions. Cash distributions were made on a quarterly basis in 2001. Total cash distributions paid or accrued to BUC holders during the fiscal years ended December 31, 2001, and December 31, 2000, equaled $4,771,915 and $4,576,740, respectively. The cash distributions paid or accrued per BUC during the fiscal years ended December 31, 2001, and December 31, 2000, were as follows:

See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2002 and thereafter.

Item 6. Selected Financial Data.

The information set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Partnership was formed for the purpose of acquiring, holding, operating, selling and otherwise dealing with multifamily real estate, other types of real estate and interests therein. The objective of the Partnership is to preserve investors' capital and provide regular distributions to investors.

Results of Operations

The Partnership's operating results depend primarily on income from its multifamily properties, which is substantially influenced by supply of and demand for apartment units, operating expense levels and property level operations. The multifamily real estate industry is experiencing soft market conditions in most markets nationwide, including those in which certain of the Partnership's properties operate. These conditions are attributable to a general deterioration of economic conditions, market competition, and competition from single-family homes.

As a result of the above, the Partnership's properties are experiencing what management anticipates to be a short term decline in the physical and economic occupancy levels of its properties. At December 31, 2001, the average physical occupancy of the Partnership's multifamily properties was 93%, compared to 95% at December 31, 2000. For the year ended December 31, 2001, the average economic occupancy of the Partnership's multifamily properties was 89%, compared to 90% for the year ended December 31, 2000. The decrease in the average economic occupancy of the properties was noted in the fourth quarter and is primarily attributable to the use of rental concessions to maintain physical occupancy levels.

In addition, property operating expenses such as utilities, insurance and property taxes continue to increase. Utility expenses have increased due to rate increases, property taxes have increased due to rate and assessed value increases in certain jurisdictions where the properties are located and insurance expenses have increased due to rate increases by insurance carriers. These expenses are fixed costs to an extent but are still actively managed.

In response to these conditions, management continues to actively manage each property to maximize the net operating income from each. This includes the employment of innovative on-site marketing techniques with a strong focus on resident retention and the negotiation and management of operating expenses. As a result, management believes the properties will continue to perform at reasonable levels during these conditions and will be well situated for growth when the conditions turn more favorable.

The following table sets forth certain information regarding the Partnership's real estate as December 31, 2001:

Four of the apartment complexes and the office/warehouse facility were acquired by the Partnership in connection with the Merger with the Prior Partnership in 1996. The Partnership also acquired three tax-exempt mortgage bonds secured by additional apartment complexes as a result of the Merger. Since the Merger, the Partnership has acquired nine additional properties, two in 2000, one in 1999, four in 1998 and two in 1997 for a total cost of approximately $101,200,000. In addition, in 1997, the Partnership acquired one property with a capitalized cost of approximately $12,100,000 through delivery of a deed in lieu of foreclosure of tax-exempt bonds securing such property. These acquisitions were financed through: (i) proceeds of approximately $42,900,000 from the issuance of five tax-exempt mortgage bonds secured by certain properties acquired in connection with the Merger and certain new properties acquired; (ii) proceeds of approximately $31,000,000 from the sale or disposition of the remaining two tax-exempt bonds acquired in the Merger and (iii) the origination or assumption of existing indebtedness of approximately $39,400,000 on six new properties acquired.

Critical Accounting Policies

The Partnership considers its critical accounting policy to be the valuation of its investment in real estate assets. Each real estate property is recorded at the lower of the Partnership's cost or fair value. Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated fair value. The estimated fair value is determined based upon the estimated future cash flows of each property, discounted at an estimated capitalization rate. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. The Partnership did not incur any impairment losses in any of the years ended December 31, 2001, 2000, and 1999.

The recognition of an impaired property and the potential impairment calculation are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future rental expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate, the current capitalization rates for properties in the rental markets and tax and insurance expenses. Different conditions or different assumptions applied to the calculation would likely result in materially different amounts. The Partnership does periodically compare the results of its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method.

Maintenance and repairs are charged to expense as incurred. Capital improvements and significant betterment projects exceeding $10,000 per project are capitalized and depreciated using the straight-line method over their estimated useful life.

Misapplication of the Partnership's capitalization and depreciation policies may have a significant impact on the financial statements. The Partnership has designed preventive and detective controls for adherence to such policies. However, in the event of a control departure, materially different amounts could be reported.

The tables below compare the results of operations for each year shown:

For the Year Ended Dec. 31, 2001		For the Year Ended Dec. 31, 2000		For the Year Ended Dec. 31, 1999
Income						
Rental income	$	25,409,919	$	22,458,290	$	20,637,801
Mortgage investment income		63,832		154,324		178,982
Dividend income		4,648		-		-
Interest income on cash and cash equivalents		538,451		978,856		784,087
		26,016,850		23,591,470		21,600,870
Expenses						
Real estate operating expenses		12,131,077		10,724,326		10,017,626
Depreciation		4,937,858		4,349,412		4,150,310
Interest expense		4,479,712		4,036,891		3,608,220
Gain on interest rate swap agreements		(17,000)		-		-
Amortization of debt financing costs		270,979		255,943		209,977
General and administrative expenses		1,726,124		1,619,001		1,548,118
		23,528,750		20,985,573		19,534,251
Net income	$	2,488,100	$	2,605,897	$	2,066,619

		Increase (Decrease) From 2000		Increase (Decrease) From 1999
Income				
Rental income	$	2,951,629	$	1,820,489
Mortgage investment income		(90,492)		(24,658)
Dividend income		4,648		-
Interest income on cash and cash equivalents		(440,405)		194,769
		2,425,380		1,990,600
Expenses				
Real estate operating expenses		1,406,751		706,700
Depreciation		588,446		199,102
Interest expense		442,821		428,671
Gain on interest rate swap agreements		(17,000)		-
Amortization of debt financing costs		15,036		45,966
General and administrative expenses		107,123		70,883
		2,543,177		1,451,322
Net income	$	(117,797)	$	539,278

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Rental income increased $2,951,629 or 13.1% from 2000 to 2001. Approximately $1,433,000 and $1,350,000 of this increase is attributable to the acquisitions of Oakhurst Apartments and Belvedere Apartments in December of 2000, respectively. The remaining net increase of approximately $169,000 is comprised of increases of: (i) $161,000 at The Exchange at Palm Bay attributable to an increase in average occupancy; (ii) $122,000 at Jackson Park Place attributable to an increase in the effective rentals per unit and (iii) an aggregate increase of $276,000 at seven of the Partnership's other properties. Partially offsetting such increases are decreases of approximately: (i) $94,000 at The Park at Fifty Eight due to a decline in average occupancy and effective rental income per unit; (ii) $141,000 at St. Andrews at Westwood Apartments due to a decrease in average occupancy; and (iii) an aggregate decrease of $155,000 at the Partnership's remaining three properties.

On a same-unit basis, excluding the 2000 acquisitions of Oakhurst Apartments and Belvedere Apartments, the average effective annual rentals per unit of the Partnership's multifamily properties increased from $6,806 in 2000 to $6,847 in 2001, or .6%. This slight rate of increase reflects the Partnership's use of market concessions to maintain occupancy levels in certain geographical markets where the demand for multifamily housing tenants has become more competitive.

Mortgage investment income decreased $90,492 from 2000 to 2001 due to a decrease in interest earned on a subordinate note from Jefferson Place. Interest income earned on the subordinate note is a function of the excess cash flow generated by the property and is recognized by the Partnership as received.

The Partnership earned dividend income of $4,648 in 2001 on corporate equity securities acquired in 2001. The Partnership did not own any corporate equity securities prior to 2001, and therefore did not earn any dividend income in 2000.

Interest income on cash and cash equivalents decreased $440,405, or 45%, from 2000 to 2001. This decrease was primarily due to a decrease in the average cash balance as well as a decrease in the average interest rate earned on such assets. The decrease in the average cash balance is attributable to cash utilized for the acquisition of two additional apartment properties during December of 2000.

Real estate operating expenses increased $1,406,751 or 13.1% from 2000 to 2001. Approximately $743,000 and $634,000 of such increase is attributable to the acquisitions of Oakhurst Apartments and Belvedere Apartments in December 2000, respectively. The remaining increase of approximately $30,000 is attributable to an increase in real estate operating expenses at the Partnership's other properties.

Depreciation expense increased $588,446 or 13.5% from 2000 to 2001 primarily attributable to the acquisitions of Oakhurst Apartments and Belvedere Apartments in December of 2000.

Interest expense increased $442,821 or 11.0% from 2000 to 2001 primarily attributable to the acquisitions of Oakhurst Apartments and Belvedere Apartments in December 2000. Such increase was partially offset by the continued amortization of the Partnership's amortizing debt and a decrease of approximately $165,000 in interest expense on the Partnership's variable-rate debt. The average variable rate declined approximately 1.5% from 2000 to 2001. Approximately 13% of the Partnership's bonds and mortgage notes payable bear interest at variable rates at December 31, 2001.

The Partnership recorded a gain of $17,000 on its interest rate swap agreements in 2001, pursuant to the adoption of FAS 133 on January 1, 2001.

Amortization of debt financing costs increased $15,036 or 5.9% from 2000 to 2001 due to an increase in the Partnership's debt obligations during 2000 and the costs incurred in obtaining such debt financing.

General and administrative expenses increased $107,123 or 6.6% from 2000 to 2001. This increase is primarily due to an increase in administrative fees resulting from the acquisition of two additional properties during December of 2000.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Rental income increased $1,820,489 or 8.8% from 1999 to 2000. This increase is primarily due to: (i) an increase of approximately $985,000 from Oakwell Farms Apartments resulting primarily from its acquisition in April 1999; (ii) an increase of approximately $157,000 from Park Trace Apartments which was a result of an increase in average occupancy; (iii) increases of $112,000 on Oakhurst Apartments and $105,000 on Belvedere Apartments due to their acquisitions in December 2000; (iv) an increase of $109,000 on Coral Point due to an increase in rental rates and (vi) net increases of $352,000 at the Partnership's other properties resulting primarily from increases in rental rates.

Mortgage investment income decreased $24,658 from 1999 to 2000 due to a decrease in interest earned on a subordinate note from Jefferson Place. Interest income earned on the subordinate note is a function of the excess cash flow generated by the property.

Interest income on cash and cash equivalents increased $194,769, or 25%, from 1999 to 2000. This increase was primarily due to an increase in the average cash balance as well as an increase in the average interest rate earned on such assets.

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

Depreciation expense increased $199,102 or 4.8% from 1999 to 2000 primarily attributable to the acquisition of Oakwell Farms Apartments in April 1999 and the acquisitions of Oakhurst Apartments and Belvedere Apartments in December 2000.

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

Amortization of debt financing costs increased $45,966 or 22% from 1999 to 2000 due to an increase in the Partnership's debt obligations during 1999 and the costs incurred in obtaining such debt financing.

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

FFO increased $470,649 or 6.8% for the year ended December 31, 2001, compared to 2000 and $738,380 or 11.9% for the year ended December 31, 2000 compared to 1999. FFO was $7,425,958, $6,955,309 and $6,216,929 for the years ended December 31, 2001, 2000 and 1999, respectively.

The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing cost) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The Partnership computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other entities that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Partnership. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of the Partnership's financial performance or to GAAP cash flow from operating activities as a measure of the Partnership's liquidity, nor is it indicative of funds available to fund the Partnership's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

Liquidity and Capital Resources

The Partnership's short-term liquidity needs include the payment of operating expenses, current debt service requirements and distributions to BUC holders, including open market BUC repurchases. The Partnership anticipates that cash-on-hand and cash provided by operating and investing activities will be sufficient to meet its anticipated short-term liquidity requirements, including regular cash distributions to BUC holders. The Partnership currently does not anticipate entering into short-term and long-term arrangements for purposes of paying expenses and making distributions. However, the Partnership has the authority to enter into such arrangements.

The Partnership's long-term liquidity requirements consist of funding acquisitions of additional real estate assets and the repayment of maturing mortgage debt secured by its real estate assets. The Partnership has historically financed property acquisitions through: (i) the reissuance of tax-exempt mortgage bonds secured by existing properties that it acquired from the Prior Partnership without encumbrance; (ii) the assumption of existing taxable or tax-exempt mortgage debt on the acquired properties; (iii) the origination of new taxable or tax-exempt mortgage-debt on the acquired properties and (iv) the reinvestment of its cash. The Partnership considers its existing properties to be fully leveraged at this time. Accordingly, future real estate acquisitions, if any, will be funded through the assumption or creation of debt on the acquired properties and cash flow. The Partnership has not acquired any property through 100% debt financing and does not anticipate that it will do so in the future. The Partnership is not authorized to issue additional BUCs and, therefore, is not able to raise additional equity capital to meet either short-term or long-term liquidity requirements. As a result, the amount of additional real estate that the Partnership may acquire will be limited.

As of December 31, 2001, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $83,600,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,600,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $18,000,000. Six of the debt obligations which total approximately $37,100,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,500,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 87% of the Partnership's financing arrangements are fixed-rate obligations bearing a weighted average interest rate of 5.35% per annum at December 31, 2001. The remaining 13% of the financing arrangements are variable-rate obligations that had a weighted average interest rate of 3.23% for the year ended December 31, 2001. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

During the first quarter of 2000, the Partnership implemented a plan to repurchase up to $2,000,000 of the Partnership's BUCs. Since implementing the plan, the Partnership has purchased and cancelled, in open market transactions, 189,100 BUCs at an aggregate cost of $1,748,507 and an average cost of $9.25 per BUC. Such purchases include 4,300 BUCs acquired during the year ended December 31, 2001 at an aggregate cost of $41,659 and an average cost of $9.69 per BUC.

The following table sets forth information regarding cash distributions paid to BUC holders during the years shown:

Future distributions to BUC holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash.

On January 2, 2002, the Partnership announced an increase in the annual distribution rate from $.95 per BUC to $1.00 per BUC effective with the distribution for the first quarter of 2002 payable on April 30, 2002.

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

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard, which is effective for the Partnership on January 1, 2002, is not expected to have a significant impact on the financial statements of the Partnership.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk on its bonds and mortgage notes payable.

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control. The potential for significant volatility in the interest rate markets was especially displayed during 2001, when the Federal Reserve Board decreased the federal funds rate eleven times.

The Partnership's exposure to market risk for changes in interest rates relates primarily to its long-term borrowings used to fund expansion of the Partnership's real estate portfolio. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrows primarily at fixed rates and may enter into derivative financial instruments, such as interest rate swaps, in order to mitigate its interest rate risk on the fixed-rate borrowings. The Partnership does not enter into derivative instrument transactions for speculative purposes.

At December 31, 2001, approximately 87% of the Partnership's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. The Partnership had no short-term financing at December 31, 2001. Variations in interest rates affect the Partnership's cost of borrowing on its variable-rate financing. The interest rates payable by the Partnership on these obligations increase or decrease with certain index interest rates. If the Partnership's borrowing costs increase, the amount of cash available for distribution to BUC holders will decrease.

The table below presents information about the Partnership's financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates by year of maturity for the Partnership's borrowings:

The estimated aggregate fair value of the Partnership's borrowings was $86,864,426 at December 31, 2001.

As the table above incorporates only those exposures that existed as of December 31, 2001, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and supporting schedules of the Partnership are set forth in Item 14 hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Partnership's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2001 and 2000.

PART III

Item 10. Directors and Executive Officers of the Partnership.

The Partnership has no directors or officers. Management of the Partnership consists of the general partner of the Partnership, America First Capital Associates Limited Partnership Four ("AFCA 4"), and its general partner, America First. America First is also the general partner of America First Capital Associates Two ("AFCA 2") and the controlling member of America First Capital Source I L.L.C. (AFCS I). AFCA 2 is the general partner of America First Tax Exempt Investors, L.P. and AFCS I is the general partner of America First Real Estate Investment Partners, L.P., two other publicly traded registrants. The following individuals are managers and officers of America First, and each serves for a term of one year:

Michael B. Yanney, 68, has served as the Chairman of the Board of America First and its predecessors since 1984. From 1977 until the organization of America First in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN Corporation and Rio Grande Medical Technologies, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 35, is Chief Executive Officer and President of America First. From 1999 to 2000, Ms. Roskens was Managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

Michael Thesing, 47, has been Vice President and Principal Financial Officer of affiliates of America First since July 1984. In addition, Mr. Thesing is President of America First Investment Advisors, L.L.C. From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney. He was a certified public accountant with Coopers and Lybrand from 1977 through 1983.

Martin A. Massengale, 68, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Lincoln Insurance Group, Woodmen Accident & Life Company, and LIG, Inc.

Alan Baer, 79, is presently the CEO of several small entrepreneurial businesses including Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska, Herman Nuts/Pear's Coffee, Lancer Hockey, Inc., Travel Faire, Brandeis Catering, The Reader and several others. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest. Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

Gail Walling Yanney, 65, is a retired physician. Dr. Yanney practiced anesthesia and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A.. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Roskens.

Mariann Byerwalter, 41, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, LookSmart, Inc., Redwood Trust, Inc., SRI International, The PMI Group, Inc., the Stanford Hospital and Clinics and the Lucile Packard Children's Hospital

George H. Krauss, 60, has been a consultant to America First since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., America First Mortgage Investments, Inc. and West Corporation.

Clayton K. Yeutter,71, is of counsel to Hogan & Hartson, a Washington law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Caterpillar, Inc., Crop Solution, Inc., Oppenheimer Funds and Wayerhaeuser Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of the general partner of the Partnership's general partner and persons who beneficially own more than 10% of the Partnership's BUCs to file reports of their ownership of BUCs with the Securities and Exchange Commission (the "SEC"). Such managers, executive officers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the fiscal year ended December 31, 2001 with all Section 16(a) filing requirements applicable to such managers, executive officers and beneficial owners of BUCs.

Item 11. Executive Compensation.

Neither the Partnership nor AFCA 4 has any managers or officers. Certain services are provided to the Partnership by managers and officers of America First. None of the managers or executive officers of America First receive compensation from the Partnership and AFCA 4 receives no reimbursement from the Partnership for any portion of their salaries. Remuneration paid by the Partnership to AFCA 4 pursuant to the terms of its limited partnership agreement during the year ended December 31, 2001, is described in Note 9 of the Notes to Consolidated Financial Statements filed in response to Item 8 hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership's BUCs.

(b) Michael B. Yanney indirectly owns 11,100 BUCs, representing less than 1% of the outstanding BUCs. George H. Krauss directly owns 80,300 BUCs, representing 1.6% of the outstanding BUCs. No other manager or officer of America First Companies L.L.C. and no partner of AFCA 4 owns any BUCs.

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

(d) The Partnership does not maintain any equity contribution plans as defined in Item 201(d) in Rule S-K.

Item 13. Certain Relationships and Related Transactions.

Except as described in Note 9 to the Consolidated Financial Statements filed in response to Item 8 hereof, the Partnership is not a party to any transaction or proposed transaction with AFCA 4, America First or with any person who is: (i) a manager or executive officer of America First or any general partner of AFCA 4; (ii) a nominee for election as a manager of America First; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    Financial Statements of the Partnership. The following financial statements of the Partnership are included in response to Item 8 of this report:

    Independent Auditors' Reports.

    Consolidated Balance Sheets of the Partnership and Subsidiaries as of December 31, 2001, and December 31, 2000.

    Consolidated Statements of Income and Comprehensive Income of the Partnership and Subsidiaries for the years ended December 31, 2001, 2000 and 1999.

    Consolidated Statements of Partners' Capital of the Partnership and Subsidiaries for the years ended December 31, 2001, 2000 and 1999.

    Consolidated Statements of Cash Flows of the Partnership and Subsidiaries for the years ended December 31, 2001, 2000 and 1999.

    Notes to Consolidated Financial Statements of the Partnership and Subsidiaries.

    Schedule III--Real Estate and Accumulated Depreciation for the year ended
    December 31, 2001.

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

4(a) Form of Certificate of Beneficial Unit Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (Commission File No. 333-2920) filed by the Partnership on March 29, 1996).

4(b) Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4(b) to Form 8-K (Commission File No. 0-20737) filed by the Partnership on August 23, 1996).

10(a) Settlement Agreement among the Partnership and Jackson Park Place, Artel Farms, Inc., and David A. Dyck dated April 11, 1997 (incorporated herein by reference to Form 10-Q dated June 30, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

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

10(d) Indenture of Trust, dated December 1, 1997, between City Aurora, Illinois and UMB Bank National Association (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10(e) $1,385,000 Promissory Note, dated April 2, 1998, from Arizona Coral Point Apartments Limited Partnership to The Industrial Development Authority of the County of Maricopa (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10(f) $11,705,000 Promissory Note, dated April 2, 1998, from Arizona Coral Point Apartments Limited Partnership to The Industrial Development Authority of the County of Maricopa (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10(g) Loan Agreement, dated March 1, 1998, between The Industrial Development Authority of the County of Maricopa and Arizona Coral Point Apartments Limited Partnership (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10(h) Indenture of Trust, dated March 1, 1998, between The Industrial Development Authority of the County of Maricopa and UMB Bank, N.A. (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

21. Subsidiaries of the Partnership

24. Power of Attorney.

99. Report of Audit Committee

(b) The Partnership did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Apartment Investors, L.P.:

We have audited the accompanying consolidated balance sheets of America First Apartment Investors, L.P. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. In connection with our audit of the consolidated financial statements, we also audited the financial statements schedule listed in the Index at Item 14(a) as of December 31, 2001 and for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors L.P. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Omaha, Nebraska
March 13, 2002 /s/KPMG LLP

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Year Ended Dec. 31, 2001	For the Year Ended Dec. 31, 2000	For the Year Ended Dec. 31, 1999
Income			
Rental income	$ 25,409,919	$ 22,458,290	$ 20,637,801
Mortgage investment income	63,832	154,324	178,982
Dividend income	4,648	-	-
Interest income on cash and cash equivalents	538,451	978,856	784,087
	26,016,850	23,591,470	21,600,870
Expenses			
Real estate operating expenses	12,131,077	10,724,326	10,017,626
Depreciation	4,937,858	4,349,412	4,150,310
Interest expense	4,479,712	4,036,891	3,608,220
Gain on interest rate swap agreements	(17,000)	-	-
Amortization of debt financing costs	270,979	255,943	209,977
General and administrative expenses	1,726,124	1,619,001	1,548,118
	23,528,750	20,985,573	19,534,251
Net income	2,488,100	2,605,897	2,066,619
Other comprehensive income:			
Unrealized gains on securities			
Net unrealized holding gains arising during the period	5,702	-	-
Net comprehensive income	$ 2,493,802	$ 2,605,897	$ 2,066,619
Net income allocated to:			
General Partner	$ 74,259	$ 69,553	$ 62,169
BUC holders	2,413,841	2,536,344	2,004,450
	$ 2,488,100	$ 2,605,897	$ 2,066,619
Net income, basic and diluted, per BUC	$ 0.48	$ 0.50	$ 0.38
Weighted average number of BUCs outstanding, basic and diluted	5,023,209	5,101,475	5,212,167

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

1. Organization

America First Apartment Investors, L.P. (the Partnership) was formed on March 7, 1996, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling or otherwise dealing with multifamily residential properties and other types of commercial real estate and interests therein. The Partnership commenced operations on August 20, 1996. The Partnership will terminate on December 31, 2016, unless terminated earlier under the provisions of its Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Four (AFCA 4).

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

B) Investment in Real Estate

Real estate property is recorded at the lower of the Partnership's cost or fair value. Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated fair value. The estimated fair value is determined based upon the estimated future cash flows of each property, discounted at an estimated capitalization rate. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recorded in any of the years ended December 31, 2001, 2000 and 1999.

Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method.

Maintenance and repairs are charged to expense as incurred. Capital improvements and certain betterment projects exceeding $10,000 per project are capitalized and depreciated using the straight-line method over their estimated useful life.

C) Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less when purchased. Restricted cash equivalents of $1,837,000 at December 31, 2001 and 2000 represent amounts which serve as collateral for certain of the Partnership's bonds payable.

D) Debt Financing Costs

Costs incurred in conjunction with the Partnership's debt financing are capitalized and amortized over the term of the related debt. Debt financing costs are included in "other assets" on the Partnership's consolidated balance sheet.

E) Corporate Equity Securities

The Partnership accounts for its investments in corporate equity securities under the provisions of Statement of Financial Accounting Standard (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (FAS 115), and has classified its corporate equity securities as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in partners' capital as a component of other comprehensive income. Fair value is determined by reference to published market prices.

Security transactions are recorded on the trade date. Gains or losses on securities are based on the specific identification method and dividend income is recorded on the ex-date.

F) Revenue Recognition

The Partnership leases multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned net of any vacancy losses and rental concessions offered. Rental income on commercial property is recognized on a straight-line basis over the term of each operating lease.

G) Income Taxes

No provision has been made for income taxes since BUC holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $5,253,430 and $6,352,325 at December 31, 2001, and December 31, 2000, respectively.

H) Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive BUCs and, therefore, basic net income per BUC is the same as diluted net income per BUC.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds (as defined in the Limited Partnership Agreement) and for the allocation of income and expenses for tax purposes among AFCA 4 and BUC holders. Income and expenses will be allocated to each BUC holder on a periodic basis based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Operating Income and Net Sale Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date.

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

4. Investment in Real Estate

Property Name	Location	Number of Units	Land	Building and Improvements	Carrying Value at Dec. 31, 2001	Carrying Value at Dec. 31, 2000
Covey at Fox Valley (1)	Aurora, IL	216	$ 1,320,000	$ 10,225,985	$ 11,545,985	$ 11,476,135
The Exchange at Palm Bay (1)	Palm Bay, FL	72,002 (2)	1,296,002	4,458,370	5,754,372	5,674,163
The Park at Fifty Eight (1)	Chattanooga, TN	196	231,113	4,151,351	4,382,464	4,371,536
Shelby Heights (1)	Bristol, TN	100	175,000	2,952,847	3,127,847	3,127,847
Coral Point (1)	Mesa, AZ	336	2,240,000	9,095,350	11,335,350	11,269,283
Park at Countryside (1)	Port Orange, FL	120	647,000	2,616,648	3,263,648	3,263,648
The Retreat (3)	Atlanta, GA	226	1,800,000	7,315,697	9,115,697	9,115,697
Jackson Park Place (1)	Fresno, CA	296	1,400,000	10,852,104	12,252,104	12,189,664
Park Trace Apartments (1)	Norcross, GA	260	2,246,000	11,809,140	14,055,140	14,035,810
Littlestone at Village Green (1)	Gallatin, TN	200	621,340	9,942,188	10,563,528	10,563,528
St. Andrews at Westwood (1)	Orlando, FL	259	1,617,200	14,262,540	15,879,740	15,879,740
The Hunt Apartments (1)	Oklahoma City, OK	216	550,000	7,071,970	7,621,970	7,621,970
Greenbriar Apartments (1)	Tulsa, OK	120	648,000	3,697,865	4,345,865	4,321,384
Oakwell Farms Apartments (1)	Nashville, TN	414	1,946,000	15,864,671	17,810,671	17,769,776
Oakhurst Apartments (1)	Ocala, FL	214	846,621	8,387,119	9,233,740	9,227,326
Belvedere Apartments (1)	Naples, FL	162	956,326	8,275,155	9,231,481	9,225,068
					149,519,602	149,132,575
Less accumulated depreciation					(25,727,505)	(20,789,647)
Balance at end of year					$ 123,792,097	$ 128,342,928

(1) Property is encumbered as described in Note 6 in Notes to Consolidated Financial Statements.

(2) Represents square feet.

(3) Property serves as collateral for multifamily revenue refunding bonds issued on Jefferson Place, a multifamily residential property located in Olathe, Kansas. AFCA 4 is an affiliate of the general partner of the partnership which owns Jefferson Place.

The Partnership's investment in real estate is comprised of the following:

Reconciliation of the carrying value of the investment in real estate is as follows:

5. Corporate Equity Securities

At December 31, 2001, the cost, unrealized holding gains and fair value of the Partnership's investment in corporate equity securities were $200,348, $5,702 and $206,050, respectively. The Partnership did not own any corporate equity securities at December 31, 2000.

6. Bonds and Mortgage Notes Payable

Bonds and mortgage notes payable were originated by the Partnership through the issuance of tax-exempt refunding bonds or were assumed by the Partnership in connection with the acquisition of multifamily housing properties. Bonds and mortgage notes payable at December 31, 2001, consists of the following:

(1) The bonds payable were reissued on July 13, 1999. There was no gain or loss recorded on the reissuances. In connection with the reissuances, the Partnership entered into an interest swap transaction with a third party, under which the difference between the fixed rate of the bonds and the Bond Market Association (BMA) rate plus .6%, is returned to the Partnership as a reduction of interest expense. The floating rate on the bonds averaged 3.23% and 4.73%, respectively, for the years ended December 31, 2001 and 2000. From July 13, 1999 through December 31, 1999, the floating rate averaged 4.06%. The bonds payable are also collateralized by cash equivalents of $1,166,495 and $670,505 for The Hunt Apartments and Greenbriar Apartments, respectively.

(2) The bonds payable were issued on December 6, 2000 in connection with the purchases of Oakhurst Apartments and Belvedere Apartments and the issuance of tax-exempt refunding bonds on The Exchange at Palm Bay. In January 2001, the Partnership entered into an interest swap transaction with a third party under which the interest rates on the bonds are fixed at 4.50% through December 2004. From December 6, 2000 to December 31, 2000, interest was based on a floating rate which averaged 4.92%.

Principal maturities on the bonds and mortgage notes payable are as follows:

7. Unit Repurchase Plan

During the first quarter of 2000, the Partnership implemented a plan to repurchase up to $2,000,000 of the Partnership's BUCs. In connection with this plan, a total of 189,100 BUCs have been purchased and cancelled, in open market transactions, for a total aggregate cost of $1,748,507 and an average cost of $9.25 per BUC. The purchases consisted of: (i) 4,300 BUCs at an aggregate cost of $41,659 and an average cost of $9.69 per BUC acquired during the year ended December 31, 2001 and (ii) 184,800 BUCs at an aggregate cost of $1,706,848 and an average cost of $9.24 per BUC acquired during the year ended December 31, 2000.

8. Mortgage Investment Income

The Partnership earned mortgage investment income of $63,832, $154,324 and $178,982 during 2001, 2000 and 1999, respectively, representing interest on a $3,500,000 subordinate note due from Jefferson Place, L.P. The Partnership's general partner is an affiliate of the general partner of the partnership which owns Jefferson Place. The subordinate note is dated July 30, 1997 and bears interest at the rate of 8.5%. Interest is payable monthly solely out of excess cash flow generated by Jefferson Place. Final payment of all outstanding principal and interest is due July 1, 2023. The Partnership has not recorded the principal amount of the subordinate note on its balance sheet due to its doubtful collectability. Interest and principal payments received under the terms of the subordinate note are recorded as income when received.

9. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The capitalized costs were incurred in connection with the acquisition of real estate and financing thereon and the offering of multifamily housing revenue refunding bonds. The amount of such expenses reimbursed to AFCA 4 or an affiliate are shown below. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at the end of each year.

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Prior Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $883,029 in 2001, $782,902 in 2000, and $739,516 in 1999.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Partnership did not pay any acquisition fees for the year ended December 31, 2001. The Partnership paid acquisition fees of $227,645 and $218,239 to AFCA 4 during 2000 and 1999, respectively. Such costs were capitalized by the Partnership as a cost of the properties acquired. Included in accounts payable and accrued expenses for reimbursed costs and expenses and administrative fees are amounts due to AFCA 4 of $101,643 and $166,410 as of December 31, 2001 and 2000, respectively.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned or financed by the Partnership (beginning when such properties were acquired by the Partnership). The fees for services provided represent the lower of: (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $1,124,516 in 2001, $1,000,726 in 2000, and $970,998 in 1999.

10. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and cash equivalents, investment in corporate equity securities, other assets, accounts payable, accrued expenses and distribution payable: Fair value approximates the carrying value of such assets and liabilities due to their short term nature

Bonds and mortgage notes payable: Fair value is generally based on estimated future cash flows discounted using the quoted market rate, from an independent source, of similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

11. New Accounting Pronouncement

The Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) effective January 1, 2001. This statement provides new accounting and reporting standards for the use of derivative instruments. It requires the recognition of all derivative instruments as assets or liabilities in the Partnership's consolidated balance sheet and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The change in fair value of freestanding derivative instruments is recognized in earnings in the absence of a specific hedge designation.

The Partnership has entered into interest swap agreements as described in Note 6 to manage its exposure to changes in interest rates. Such interest rate swap agreements do not have a specific hedge designation, and therefore the change in fair value is recognized in earnings. The adoption of this statement on January 1, 2001 did not have an impact on the Partnership's financial statements and there was no transitional adjustment upon adoption. The Partnership recorded a $17,000 gain for the year ended December 31, 2001 representing the change in fair value of the swap agreements. The fair value of interest rate swap agreements is reflected as an "other" asset of $17,000 on the December 31, 2001 consolidated balance sheet. The Partnership calculates the fair value of its interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates.

12. Summary of Unaudited Quarterly Results of Operations

The BUCs are quoted on the NASDAQ National Market System under the symbol APROZ. The high and low quarterly sale prices of the BUCs were compiled from on-line sources based on information provided by NASDAQ.

13. Segment Reporting

The Partnership reports on its segments in accordance with FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas and major customers.

The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements.

The Partnership defines each of its multifamily apartment properties as an individual operating segment. It has also determined that all multifamily properties have similar economic characteristics and also meet the other criteria which permit the multifamily properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Partnership's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses. The Partnership's commercial property is defined as a separate individual operating segment.

The net income, revenues, net operating income and total assets for the Partnership's reportable segment for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

The Partnership does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Partnership's consolidated revenues.

Schedule III

(a) The encumbrance represents bonds payable originated by the Partnership through the issuance of tax-exempt refunding bonds or bonds or mortgage notes payable assumed or originated by the Partnership in connection with the acquisition of properties. Bonds and mortgage notes payable totaled $83,569,659 at December 31, 2001. (See Note 6 to the accompanying Notes to Consolidated Financial Statements).

(b) Land with a cost of $1,150,318 and $145,684 was acquired in 1990 and 1996, respectively. Buildings and improvements with a cost of $2,553,474 and $1,818,485 were acquired in 1991 and 1996, respectively.

(c) Land with a cost of $135,000 and $96,113 was acquired in 1991 and 1996, respectively.

(d) The encumbrance represents multifamily revenue refunding bonds issued on Jefferson Place. (See Note 4 to the accompanying Notes to Consolidated Financial Statements).

(e) Reconciliation of Real Estate:
  As of December 31, 2001, the aggregate cost of the Partnership's investment in real estate for federal income tax purposes amounted to $124,622,957.

(g) Reconciliation of Accumulated Depreciation:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2002 AMERICA FIRST APARTMENT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Four, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of America First Capital
Associates Limited Partnership Four

By /s/ Michael Thesing
Michael Thesing
Vice President and Principal
Financial Officer of Partnership

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Date: March 22, 2002 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and Manager

Date: March 22, 2002 By /s/ Lisa Y. Roskens*
Lisa Y. Roskens,
Chief Executive Officer, President
and Manager

Date: March 22, 2002 By /s/ Michael Thesing
Michael Thesing,
Vice President, Secretary, Treasurer
(Principal Financial and Accounting
Officer)

Date: March 22, 2002 By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager

Date: March 22, 2002 By /s/ Alan Baer*
Alan Baer,
Manager

Date: March 22, 2002 By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager

Date: March 22, 2002 By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager

Date: March 22, 2002 By /s/ George H. Krauss*
George H. Krauss,
Manager

Date: March 22, 2002 By /s/ Clayton K. Yeutter*
Clayton K.Yeutter,
Manager

*By Michael Thesing Attorney in Fact

/s/ Michael Thesing
Michael Thesing

EXHIBIT 21

SUBSIDIARIES OF THE PARTNERSHIP

Subsidiaries of the Partnership

America First Fresno Apartment Investors Limited Partnership and Operating Company
The America First Subordinate Note Operating Company
Tulsa-Greenbriar Apartments, Inc.
Park Trace Apartments Limited Partnership and Operating Company
The Retreat Apartments Limited Partnership and Operating Company
Arizona Coral Point Apartments Limited Partnership and Operating Company
The Park at Countryside Limited Partnership and Operating Company
Park at 58 Limited Partnership and Operating Company
Apollo Associates, Ltd.
Greenbriar-Hunt Holding Corporation
Belvedere Apartments Limited Partnership
Belevedere GP, LLC
Oakhurst Apartments, Limited Partnership
Oakhurst GP, LLC
America First Apartment Investors REIT, Inc.
Littlestone, LLC
Oakwell Farms Limited Partnership

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Lisa Y. Roskens
Lisa Y. Roskens

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Martin A. Massengale
Martin A. Massengale

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Alan Baer
Alan Baer

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Gail Walling Yanney
Gail Walling Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Mariann Byerwalter
Mariann Byerwalter

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ George H. Krauss
George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Clayton K. Yeutter
Clayton K. Yeutter

Exhibit 99

REPORT OF AUDIT COMMITTEE

The Audit Committee of America First Companies L.L.C. ("America First"), which is the general partner of the general partner of the America First Apartment Investors, L.P. (the "Partnership"), is currently comprised of Martin A. Massengale, Clayton K. Yeutter and Mariann Byerwalter, each of whom is an independent manager of America First. The Audit Committee operates under a written charter.

The Partnership's management, which consists of the Partnership's general partner and America First, is responsible for the preparation of the Partnership's financial statements and for maintaining an adequate system of internal controls and processes for that purpose. KPMG LLP ("KPMG") acts as the Partnership's independent auditors and they are responsible for conducting an independent audit of the Partnership's annual financial statements in accordance with generally accepted auditing standards and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2001 with management of the Partnership and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that America First maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended to the full Board of Managers that the audited financial statements of the Partnership for the year ended December 31, 2001 be included in the Partnership's annual report on Form 10-K to be filed with the Securities and Exchange Commission.

Martin A. Massengale
Clayton K. Yeutter
Mariann Byerwalter