Form 10-Q/A
period 2002-03-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 2002-05-14
CIK 1011585

FORM 10-Q

Printable Version

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES X NO

AMERICA FIRST APARTMENT INVESTORS, L.P.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Operations for the three months ended March 31, 2002 and

2001 (Unaudited)

Consolidated Statement of Partners' Capital for the three months ended March 31, 2002 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and

2001 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II OTHER INFORMATION

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

For the Three Months Ended Mar. 31, 2002	For the Three Months Ended Mar. 31, 2001
Income		
Rental income	$ 6,228,045	$ 6,296,372
Mortgage investment income	-	37,462
Interest and dividend income	65,253	170,477
	6,293,298	6,504,311
Expenses		
Real estate operating expenses	3,099,206	2,895,218
Depreciation	1,231,407	1,222,271
Interest expense	1,077,814	1,138,416
(Gain) loss on interest rate swap agreements	(775)	158,000
Amortization of debt financing costs	69,695	60,098
General and administrative expenses	449,447	421,390
	5,926,794	5,895,393
Net income	366,504	608,918
Other comprehensive income:		
Unrealized gains on securities		
Net unrealized holding gains arising during the period	20,580	-
Net comprehensive income	$ 387,084	$ 608,918
Net income allocated to:		
General Partner	$ 15,978	$ 18,312
BUC holders	350,526	590,606
	$ 366,504	$ 608,918
Net income, basic and diluted, per BUC	$ 0.07	$ 0.12
Weighted average number of BUCs outstanding, basic and diluted	5,023,067	5,023,634

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(UNAUDITED)

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2002, and the results of operations for all periods presented have been made. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Segment Reporting

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

The net income, revenues and net operating income for the Partnership's reportable segment for the three-month periods ending March 31, 2002 and 2001 are summarized as follows:

The Partnership does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Partnership's consolidated revenues.

3. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. The adoption of these standards on January 1, 2002 did not have an impact on the Partnership's consolidated financial statements.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard on January 1, 2002 did not have an impact on the consolidated financial statements of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership's results of operations for the three months ended March 31, 2002 should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

At March 31, 2002, the Partnership owned 15 multifamily residential properties containing a total of 3,335 units and one commercial property. There have been no property acquisitions or dispositions during the first quarter of 2002.

The following table sets forth certain information regarding the Partnership's real estate at March 31, 2002:

The Partnership's operating results depend primarily on the net operating income generated by its multifamily properties. Net operating income represents rental revenues less real estate operating expenses and is substantially influenced by supply of and demand for apartment units and operating expenses. Starting in 2001, the national economy, as well as markets in which certain of the Partnership's properties operate, experienced a general downturn. This downturn has had an effect on the net rental revenues and occupancy levels of the Partnership's properties. The Partnership has also experienced an increase in operating expenses due to significant increases in insurance costs and as a result of increased costs to rent vacant apartments. In addition, home ownership has become a reality to many of the Partnership's prospective tenants due to record low mortgage interest rates causing additional tenant competition. These factors began to affect the financial results of the Partnership in the fourth quarter of 2001, and have continued into the first quarter of 2002.As a result of these factors, the Partnership experienced an overall net decline in rental income and a net increase in rental expenses.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Rental income decreased $68,327 or 1% for the three months ended March 31, 2002, compared to the same period in 2001. This decrease is attributable to the decline in physical and economic occupancy. At March 31, 2002, the average physical occupancy of the Partnership's multifamily properties was 92%, compared to 96% at March 31, 2001. For the three months ended March 31, 2002, the average economic occupancy of the Partnership's multifamily properties was 86%, compared to 89% for the three months ended March 31, 2001. The average economic occupancy statistic is reflective of the use of rental concessions to maintain physical occupancy levels.

Mortgage investment income decreased $37,462 for the three months ended March 31, 2002 compared to the same period in 2001 due to a decrease in interest earned on a subordinate note from Jefferson Place. Interest income earned on the subordinate note is a function of the excess cash flow generated by the property and is recognized by the Partnership as received. The Partnership did not receive any income on this note during the first quarter of 2002.

Interest and dividend income decreased $105,224, or 62%, for the quarter ended March 31, 2002 compared to the same period in 2001. This decrease was primarily due to a decrease in the average interest rate earned on cash and cash equivalents. The average annualized interest rate earned on cash and cash equivalents was 1.93% for the first quarter of 2002, compared to 5.70% for the first quarter of 2001.

Real estate operating expenses increased $203,988 or 7% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Real estate operating expenses as a percentage of rental income increased to 49.8% for the three months ended March 31, 2002, compared to 46.0% for the comparable period in 2001. Such increase is primarily attributable to increases in property insurance costs and higher advertising, salaries and market ready costs associated with reducing rental vacancies. Commercial property insurance expense for the Partnership's properties increased approximately $82,000 or more than 100% from the first quarter of 2001.

Depreciation expense increased $9,136 or 1% for the first quarter of 2002 compared to the first quarter of 2001, due to capital improvements made by the properties during the previous year.

Interest expense decreased $60,602 or 5.3% for the quarter ended March 31, 2002 compared to the same period in 2001. This is primarily due to a decrease in the interest rate on the Partnership's variable-rate debt. Approximately 13% of the Partnership's bonds and mortgage notes payable bear interest at variable rates at March 31, 2002. The average variable rate was 1.87% for the three months ended March 31, 2002, compared to 3.81% for the three months ended March 31, 2001.

The Partnership recorded a valuation gain of $775 on its interest rate swap agreements in the first quarter of 2002, compared to the valuation loss of $158,000 during the same period in 2001. This gain is attributable to a decrease in the average variable rates on which the estimated fair value of the swap agreements is calculated.

Amortization of debt financing costs increased $9,597 or 16% for the three months ended March 31, 2002 compared to the same period in 2001 due to the capitalization of $66,388 in bond issuance and debt financing costs during the year 2001 from the Belvedere Apartments and Oakhurst Apartments acquisitions which occurred in December 2000.

General and administrative expenses increased $28,057 or 6% for the quarter ended March 31, 2002 compared to the first quarter 2001. This increase is attributable to increases in salaries, related payroll expenses and legal expenses.

Funds from Operations

The Partnership considers Funds From Operations ("FFO") to be a key measure of its performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Partnership's operating performance and liquidity.

FFO decreased $233,431 or 13% to $1,597,911 for the first quarter of 2002, compared to $1,831,189 for the same period in 2001, which is entirely due to the decline in net income for the Partnership for the same period as discussed in results of operations.

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

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2002 increased $347,132 compared to the same period a year earlier mainly due to changes in operating assets. Cash used in investing activities is primarily due to capital improvements at certain properties as the Partnership has not acquired any additional properties since 2000. Net cash used in financing activities for the three months ended March 31, 2002 is consistent with the prior year and consists of distributions to BUC holders and principal payments on bonds and mortgage notes payable.

The Partnership's short-term liquidity needs include the payment of operating expenses, current debt service requirements and distributions to BUC holders. The Partnership anticipates that cash-on-hand and cash provided by operating and investing activities will be sufficient to meet its anticipated short-term liquidity requirements, including regular cash distributions to BUC holders. The Partnership currently does not anticipate entering into short-term and long-term arrangements for purposes of paying expenses and making distributions. However, the Partnership has the authority to enter into such arrangements.

The following table sets forth information regarding cash distributions paid to BUC holders during the periods shown:

At March 31, 2002, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $83,300,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,400,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $17,900,000. Six of the debt obligations which total approximately $36,800,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,500,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 87% of the Partnership's financing arrangements are fixed-rate obligations bearing a weighted average interest rate of 5.12% per annum at March 31, 2002. The remaining 13% of the financing arrangements are variable-rate obligations that had a weighted average interest rate of 1.87% for the quarter ended March 31, 2002. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

Forward Looking Statements

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

At March 31, 2002, approximately 87% of the Partnership's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. The Partnership had no short-term financing at March 31, 2002. Variations in interest rates affect the Partnership's cost of borrowing on its variable-rate financing. The interest rates payable by the Partnership on these obligations increase or decrease with certain index interest rates. If the Partnership's borrowing costs increase, the amount of cash available for distribution to BUC holders will decrease.

The table below presents information about the Partnership's financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates by year of maturity for the Partnership's borrowings:

As the table above incorporates only those exposures that existed as of March 31, 2002, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securityholders

None

Item 5. Other Information

None

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

(b) Reports on Form 8-K

The Partnership did not file a report on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2002 AMERICA FIRST APARTMENT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Four, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of America First Capital
Associates Limited Partnership Four

By /s/ Michael Thesing
Michael Thesing
Vice President and Principal
Financial Officer of Partnership