Form 10-K/A
period 2001-12-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 2002-08-01
CIK 1011585

AMERICA FIRST APARTMENT INVESTORS, L.P.
FOR THE YEAR ENDED DECEMBER 31, 2001
Printable Version

FORM 10-K-A

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

Investment Policies of the Partnership

The Partnership currently owns 15 multifamily apartment complexes and one office/warehouse facility. The Partnership intends to hold and operate its properties as long-term investments. In that regard, the Partnership's business strategies are to: (i) maintain high occupancy and increase rental rates through effective leasing, reducing turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) manage operating expenses and achieve cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties and (iii) emphasize regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

Since its inception, the Partnership has pursued a business plan of acquiring additional multifamily apartment complexes that meet its investment criteria. In general, the Partnership has focused its acquisition efforts on established multifamily properties in the southern United States. In particular, the Partnership has sought out properties that it believes have the potential for increased revenues through more effective management. In connection with each potential property acquisition, the Partnership reviews many factors, including the following: (i) the location of the property; (ii) the construction quality, condition and design of the property; (iii) the current and projected cash flow generated by the property and the potential to increase cash flow through more effective management; (iv) the potential for capital appreciation of the property; (v) the potential for rental rate increases; (vi) the economic situation in the community in which the property is located and the potential changes thereto; (vii) the occupancy and rental rates at competing properties; and (viii) the potential for liquidity through financing or refinancing of the property or the ultimate sale of the property. The Partnership has the authority to own the existing office/warehouse facility that it acquired from the Original Partnership. However, the Partnership is not authorized to acquire any additional properties of this type. The Partnership presently has no major renovation improvement or development activities planned or occurring for any of the properties. Each of the Partnership's properties is subject to on-going maintenance and periodically may undergo capital improvement projects. The Partnership does not have any limitations on the percentage of its assets which may be invested in any one property or on the number of properties that it owns in any particular geographic market.

The Partnership may also invest in real estate mortgages, securities or interests in entities primarily engaged in real estate activities and investments in other securities. The Partnership may decide to invest available cash in other securities to increase the return on available cash and has presently done so given the low interest rates currently earned on cash equivalents.

Certain Operating Policies of the Partnership

The Partnership has historically financed the acquisition of additional properties through: (i) the reissuance of tax-exempt mortgage bonds secured by the properties it acquired from the Prior Partnership without encumbrance; (ii) the assumption of existing taxable and tax-exempt mortgage debt on the acquired properties; (iii) the origination of new taxable or tax exempt mortgage debt secured by the acquired properties; and (iv) the reinvestment of its cash flow. As of December 31, 2001, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance of approximately $83,600,000, all of which is secured by mortgages on its properties. The Partnership does not have any limitations on the number or amount of mortgages which may be placed on any one property.

The Partnership does not have the authority under its Agreement of Limited Partnership to issue additional BUCs or any other equity securities. Accordingly, it is not able to raise additional equity capital or issue BUCs or other equity securities to acquire properties.

The Partnership intends to hold its properties as long-term investments. However, the Partnership is authorized under its Agreement of Limited Partnership to sell properties and to reinvest the net proceeds from a sale in additional properties. There have been no property sales during the last three years.

The Partnership has the authority to repurchase outstanding BUCs. In 2000, the Partnership adopted a plan to repurchase and cancel up to $2 million of BUCs in open market transactions. To date, the Partnership has repurchased 189,100 BUCs at total cost of $1,748,507.

While the Partnership has general authority to lend money to other persons, the Partnership has not made any loans and does not intend to lend money to any person. The Agreement of Limited Partnership does not authorize the Partnership to invest in the securities of other issuers for the purpose of exercising control or to underwrite securities of other issuers.

The Agreement of Limited Partnership requires the General Partner to provide BUC holders with: (i) an annual report containing audited financial statements within 120 days after the end of each calendar year; (ii) quarterly reports containing unaudited interim financial statements within 60 days after the end of the first three calendar quarters of each year; and (iii) annual tax reporting information within 75 days of the end of each calendar year.

Any amendment to the foregoing provisions of the Agreement of Limited Partnership requires the consent of the holders of a majority of the outstanding BUCs.

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

Item 2. Properties.

Properties owned by the Partnership at December 31, 2001 are described in the following table:

Property Name	Location	Number of Units	Average Square Feet Per Unit	Federal Tax Basis	2001 Annual Real Estate Tax Expense
Jackson Park Place	Fresno, CA	296	822	$ 10,404,159	$ 152,297
Covey at Fox Valley	Aurora, IL	216	948	8,516,380	310,298
The Park at Fifty Eight	Chattanooga, TN	196	876	3,017,197	99,398
Shelby Heights	Bristol, TN	100	980	2,267,478	64,201
Coral Point	Mesa, AZ	336	780	8,662,835	122,733
Park at Countryside	Port Orange, FL	120	720	2,500,194	61,152
The Retreat	Atlanta, GA	226	855	7,852,151	145,680
Park Trace Apartments	Norcross, GA	260	806	10,649,185	156,599
Littlestone at Village Green	Gallatin, TN	200	987	9,067,729	122,119
St. Andrews at Westwood Apartments	Orlando, FL	259	836	14,180,222	246,431
The Hunt Apartments	Oklahoma City, OK	216	693	6,825,064	60,050
Greenbriar Apartments	Tulsa, OK	120	666	3,925,940	36,788
Oakwell Farms Apartments	Nashville, TN	414	800	16,234,682	248,589
Oakhurst Apartments	Ocala, FL	214	790	8,900,336	114,613
Belvedere Apartments	Naples, FL	162	829	8,905,495	97,877
		3,335		121,909,047	2,038,825
The Exchange at Palm Bay	Palm Bay, FL	72,002 (1)		2,713,910	51,273
				$ 124,622,957	$ 2,090,098

(1) Represents square feet

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

2001	2000	1999	1998	1997
JACKSON PARK PLACE					
Average Occupancy Rate	99%	99%	99%	97%	93%
Average Effective Annual Rental Per Unit	$ 6,711	$ 6,369	$ 6,219	$ 5,891	$ 5,631
COVEY AT FOX VALLEY					
Average Occupancy Rate	94%	97%	98%	95%	94%
Average Effective Annual Rental Per Unit	$ 9,918	$ 9,569	$ 9,406	$ 8,721	$ 8,691
THE PARK AT FIFTY EIGHT					
Average Occupancy Rate	87%	93%	96%	95%	97%
Average Effective Annual Rental Per Unit	$ 4,596	$ 5,165	$ 5,236	$ 4,940	$ 4,880
SHELBY HEIGHTS					
Average Occupancy Rate	95%	97%	93%	95%	92%
Average Effective Annual Rental Per Unit	$ 6,097	$ 6,132	$ 5,663	$ 5,814	$ 5,649
CORAL POINT					
Average Occupancy Rate	93%	94%	94%	96%	94%
Average Effective Annual Rental Per Unit	$ 6,262	$ 6,244	$ 6,130	$ 6,157	$ 5,966
PARK AT COUNTRYSIDE					
Average Occupancy Rate	96%	98%	99%	98%	97%
Average Effective Annual Rental Per Unit	$ 6,855	$ 6,867	$ 6,725	$ 6,426	$ 6,086
THE RETREAT					
Average Occupancy Rate	97%	99%	97%	97%	94% (1)
Average Effective Annual Rental Per Unit	$ 7,722	$ 7,587	$ 7,233	$ 7,044	$ 6,403
PARK TRACE APARTMENTS					
Average Occupancy Rate	97%	99%	96%	93%	86% (2)
Average Effective Annual Rental Per Unit	$ 8,088	$ 7,914	$ 7,353	$ 6,953	$ 6,717
LITTLESTONE AT VILLAGE GREEN					
Average Occupancy Rate	93%	91%	94%	93% (3)	N/A
Average Effective Annual Rental Per Unit	$ 7,031	$ 6,847	$ 7,286	$ 7,548	$ N/A
ST. ANDREWS AT WESTWOOD APARTMENTS					
Average Occupancy Rate	94%	96%	95%	96% (4)	N/A
Average Effective Annual Rental Per Unit	$ 7,798	$ 8,020	$ 7,816	$ 7,790	$ N/A
THE HUNT APARTMENTS					
Average Occupancy Rate	98%	99%	98%	96% (5)	N/A
Average Effective Annual Rental Per Unit	$ 5,715	$ 5,505	$ 5,274	$ 5,376	$ N/A
GREENBRIAR APARTMENTS					
Average Occupancy Rate	95%	95%	96%	96% (5)	N/A
Average Effective Annual Rental Per Unit	$ 5,875	$ 5,744	$ 5,755	$ 5,825	$ N/A
OAKWELL FARMS APARTMENTS					
Average Occupancy Rate	93%	92%	96% (6)	N/A	N/A
Average Effective Annual Rental Per Unit	$ 6,339	$ 6,519	$ 6,568	$ N/A	$ N/A
OAKHURST APARTMENTS					
Average Occupancy Rate	96%	97% (7)	N/A	N/A	N/A
Average Effective Annual Rental Per Unit	$ 6,426	$ 6,402	$ N/A	$ N/A	$ N/A
BELVEDERE APARTMENTS					
Average Occupancy Rate	99%	98% (7)	N/A	N/A	N/A
Average Effective Annual Rental Per Unit	$ 8,658	$ 8,629	$ N/A	$ N/A	$ N/A
THE EXCHANGE AT PALM BAY					
Average Occupancy Rate	93%	79%	63%	80%	65%
Average Effective Annual Rental Per Square Foot	$ 9.59	$ 8.51	$ 7.77	$ 8.39	$ 5.85

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Partnership was formed for the purpose of acquiring, holding, operating, selling and otherwise dealing with multifamily real estate, other types of real estate and interests therein. The objective of the Partnership is to preserve investors capital and provide regular distributions to investors.

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

Critical Accounting Policies

The Partnership considers its critical accounting policies to be the valuation of its investment in real estate assets and the valuation of its interest rate swap agreements.

The Partnership's investment in real estate is carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method. Maintenance and repairs are charged to expense as incurred. Capital improvements and certain betterment projects exceeding $10,000 per project are capitalized and depreciated using the straight-line method over their estimated useful life.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value, less cost of sale.

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

The Partnership may enter into interest rate swap agreements to manage or hedge its interest rate risk on its bonds and mortgages payable. The Partnership accounts for its interest rate swap agreements as derivative instruments in accordance with FAS 133. In the absence of a specific and effective hedging relationship, interest rate swaps are accounted for as free standing financial instruments which are marked to market each period through the income statement. The Partnership calculates the fair value of its interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates. There is a considerable amount of judgment inherent in the estimation of future interest rates which affect this calculation and the valuation of the contracts. Market interest rates are sensitive to numerous factors. Management obtains on an annual basis an independent broker quote regarding the present market interest rates for borrowings with similar characteristics for use in the valuation model. Significant deviations in estimates could result in significantly different reported results.

The interest rate swap contracts owned by the Partnership at December 31, 2001 do not qualify for hedge accounting under FAS 133, and thus are accounted for as free standing financial instruments which are marked to market each period through the income statement. The terms of the contracts owned by the Partnership at December 31, 2001 expire by 2004, which reduces the risk of a long term estimate significantly affecting the valuation.

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

Mortgage investment income decreased $90,492 from 2000 to 2001 due to a decrease in interest earned on a subordinate note from Jefferson Place. On July 30, 1997 the Partnership reissued its $12.8 million tax-exempt mortgage bonds and accrued interest thereon due from Jefferson Place and in exchange received $12.2 million in cash and a $3.5 million subordinate note due from Jefferson Place. The $3.5 million subordinate note is for past due base interest and unpaid principal on the Jefferson Place tax-exempt mortgage bonds owned by the Partnership prior to the 1997 reissuance and preserves the Partnership's right to collect all amounts owed to it by Jefferson Place. The Partnership has not recorded the subordinate note on its balance sheet due to its doubtful collectibility. Interest on the subordinate note is payable monthly solely out of the excess cash flow generated by Jefferson Place. As a result, any interest and principal payments received under the terms of the subordinate note are recorded as income when received.

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

Mortgage investment income decreased $24,658 from 1999 to 2000 due to a decrease in interest earned on a subordinate note from Jefferson Place. Interest income earned on the subordinate note is a function of the excess cash flow generated by the property, and is only recognized by the Partnership as it is received.

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

Funds from Operations

The Partnership considers Funds From Operations ("FFO") to be a key measure of its performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Partnership's operating performance and liquidity. The Partnership computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other entities that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Partnership. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of the Partnership's financial performance or to GAAP cash flow from operating activities as a measure of the Partnership's liquidity, nor is it indicative of funds available to fund the Partnership's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following table sets forth a reconciliation of the Partnership's net income as determined by GAAP with its FFO for each of the last three years.

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

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. This statement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and related literature and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this standard, which is effective for the Partnership on January 1, 2002, will not have a significant impact on the financial statements of the Partnership.

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

The estimated aggregate fair value of the Partnership's borrowings was $86,864,426 at December 31, 2001 and the estimated fair value of the swap agreements was $17,000 at December 31, 2001.

The $15,600,000 variable to fixed rate swap was entered into on top of and to mitigate the variable rate risk of the $15,600,000 fixed to variable swap. It effectively fixes the interest rate on $15,600,000 of bonds payable collateralized by Oakhurst Apartments, Belvedere Apartments and The Exchange at Palm Bay at 4.5% through 2004.

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

B) Investment in Real Estate

The Partnership's investment in real estate is carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method. Maintenance and repairs are charged to expense as incurred. Capital improvements and certain betterment projects exceeding $10,000 per project are capitalized and depreciated using the straight-line method over their estimated useful life.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value, less cost of sale. There were no impairment losses recorded in any of the years ended December 31, 2001, 2000 and 1999.

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

The Partnership has entered into interest swap agreements as described in Notes 6 and 14 to manage its exposure to changes in interest rates. Such interest rate swap agreements do not have a specific hedge designation under FAS 133, and therefore the change in fair value is recognized in earnings. The adoption of this statement on January 1, 2001 did not have an impact on the Partnership's financial statements and there was no transitional adjustment upon adoption. The Partnership recorded a $17,000 gain for the year ended December 31, 2001 representing the change in fair value of the swap agreements. The fair value of interest rate swap agreements is reflected as an "other" asset of $17,000 on the December 31, 2001 consolidated balance sheet. The Partnership calculates the fair value of its interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates.

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

14. Interest Rate Swap Agreements

The Partnership may enter into interest rate swap agreements to manage or hedge its interest rate risk on its bonds and mortgages payable. The Partnership accounts for its interest rate swap agreements as derivative instruments in accordance with FAS 133. In the absence of a specific and effective hedging relationship, interest rate swaps are accounted for as free standing financial instruments which are marked to market each period through the income statement. The fair value of interest rate swap agreements is reflected as an "other" asset of $17,000 on the December 31, 2001 consolidated balance sheet. The Partnership calculates the fair value of its interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates.

The interest rate swap contracts owned by the Partnership at December 31, 2001 do not qualify for hedge accounting under FAS 133, and thus are accounted for as free standing financial instruments which are marked to market each period through the income statement.

At December 31, 2001, the Partnership has entered into 3 interest rate swap agreements, with notional amounts and terms as follows:

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