Form 10-Q/A
period 2002-03-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 2002-08-01
CIK 1011585

AMERICA FIRST APARTMENT INVESTORS, L.P.
FOR THE THREE MONTHS ENDED MARCH 31, 2002
Printable Version

FORM 10-Q/A

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

FFO decreased $233,431 or 13% for the first quarter of 2002, compared to $1,831,189 for the same period in 2001, which is entirely due to the decline in net income for the Partnership for the same period as discussed in results of operations.

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