Form 10-Q
period 2002-06-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 2002-08-13
CIK 1011585

AMERICA FIRST APARTMENT INVESTORS, L.P.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
Printable Version

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES X NO

AMERICA FIRST APARTMENT INVESTORS, L.P.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Income and Comprehensive Income for the three and six months ended

June 30, 2002 and 2001 (Unaudited)

Consolidated Statement of Partners' Capital for the six months ended June 30, 2002 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and

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

FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. Certain assets from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2002, and the results of operations for all periods presented have been made. The results of operations for the six and three month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves and escrowed funds.

3. Segment Reporting

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

The net income, revenues and net operating income for the Partnership's reportable segment for the three and six month periods ending June 30, 2002 and 2001 are summarized as follows:

The Partnership does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Partnership's consolidated revenues.

4. New Accounting Pronouncements

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

5. Transactions with Related Parties

Pursuant to the Limited Partnership Agreement, the General Partner is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Prior Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees were $220,757 and $441,515 for the three and six months ended June 30, 2002, respectively.

Pursuant to the terms of the Limited Partnership Agreement, the General Partner is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Partnership did not pay any acquisition fees for the three and six month periods ending June 30, 2002, respectively

An affiliate of the General Partner was retained to provide property management services for the multifamily properties owned or financed by the Partnership. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $250,944 and $501,178 for the three and six months ended June 30, 2002, respectively.

The Partnership's investment in corporate equity securities consists of 123,452 units of America First Real Estate Investment Partners, L.P. (AFREZ). The general partner of AFREZ is an affiliate of the general partner of the Partnership. The AFREZ units owned by the Partnership represent approximately 1.8% of the AFREZ units outstanding.

6. Proposed Merger

On June 18, 2002, the Partnership announced that it has entered into a Merger Agreement with America First Apartment Investors, Inc., a newly-formed Maryland company that will operate as a real estate investment trust. If the merger is approved by the holders of a majority of the BUCs, the new company will assume all of the assets and operations of the Partnership, but will have a greater ability to raise additional capital in order to increase its asset base.

Under the Merger Agreement, the BUC holders of the Partnership will receive one share of the new company's common stock for each BUC that they hold on the effective date of the Merger. The general partner of the Partnership will receive 1% of the total shares of common stock issued by the new company in exchange for its general partner interest in the Partnership. The common stock of the new company will be listed on NASDAQ under the symbol APRO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership's results of operations for the three and six month periods ended June 30, 2002 should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

At June 30, 2002, the Partnership owned 15 multifamily residential properties containing a total of 3,335 units and one commercial property. There have been no property acquisitions or dispositions during the first six months of 2002.

The following table sets forth certain information regarding the Partnership's investment in real estate at June 30, 2002:

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied	Economic Occupancy [(1)]
Jackson Park Place	Fresno, CA	296	291	98%	95%
Covey at Fox Valley	Aurora, IL	216	184	85%	80%
The Park at Fifty Eight	Chattanooga, TN	196	181	92%	76%
Shelby Heights	Bristol, TN	100	95	95%	94%
Coral Point	Mesa, AZ	336	288	86%	78%
Park at Countryside	Port Orange, FL	120	108	90%	93%
The Retreat	Atlanta, GA	226	224	99%	83%
Park Trace Apartments	Norcross, GA	260	255	98%	89%
Littlestone at Village Green	Gallatin, TN	200	185	93%	87%
St. Andrews at Westwood Apts	Orlando, FL	259	241	93%	77%
The Hunt Apartments	Oklahoma City, OK	216	213	99%	98%
Greenbriar Apartments	Tulsa, OK	120	110	92%	86%
Oakwell Farms Apartments	Nashville, TN	414	390	94%	84%
Oakhurst Apartments	Ocala, FL	214	204	95%	92%
Belvedere Apartments	Naples, FL	162	143	88%	94%
		3,335	3,112	93%	86%
The Exchange at Palm Bay	Palm Bay, FL	72,002 [(2)]	65,920 [(2)]	92%	NA

(1) Economic occupancy is presented for the six months ended June 30, 2002, and is defined as the net rental income received during the period divided by the maximum amount of rental income that could be derived from each property if 100% occupied at current lease rental rates. This statistic is reflective of vacancy losses, rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

(2) Represents square feet.

The Partnership's operating results depend primarily on the net operating income generated by its multifamily properties. Net operating income represents net rental revenues less real estate operating expenses and is substantially influenced by supply of and demand for apartment units and operating expenses. Starting in 2001, the national economy, as well as markets in which certain of the Partnership's properties operate, began to experience a general downturn. This downturn has had an effect on the net rental revenues and occupancy levels of the Partnership's properties. The Partnership has also experienced an increase in operating expenses due to significant increases in insurance costs and as a result of increased costs to rent vacant apartments. In addition, home ownership has become a reality to many of the Partnership's prospective tenants due to record low mortgage interest rates causing additional tenant competition. These factors began to affect the financial results of the Partnership in the fourth quarter of 2001, and have continued into the first six months of 2002. As a result of these factors, the Partnership experienced an overall net decline in rental income and a net increase in real estate operating expenses.

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Rental income decreased $63,246 or 1% for the three months ended June 30, 2002, compared to the same period in 2001. This decrease is attributable to the decline in the physical and economic occupancy of the properties. At June 30, 2002, the average physical occupancy of the Partnership's multifamily properties was 93%, compared to 96% at June 30, 2001. For the three months ended June 30, 2002, the average economic occupancy of the Partnership's multifamily properties was 86%, compared to 90% for the three months ended June 30, 2001. The average economic occupancy statistic is reflective of the use of rental concessions to maintain physical occupancy levels.

Mortgage investment income decreased $27,323 for the three months ended June 30, 2002 compared to the same period in 2001 due to a decrease in interest earned on a subordinate note from Jefferson Place. On July 30, 1997, the Partnership reissued its $12.8 million tax-exempt mortgage bonds and accrued interest thereon due from Jefferson Place and in exchange received $12.2 million in cash and a $3.5 million subordinate note due from Jefferson Place. The $3.5 million subordinate note is for past due base interest and unpaid principal on the Jefferson Place tax-exempt mortgage bonds owned by the Partnership prior to the 1997 reissuance and preserves the Partnership's right to collect all amounts owed to it by Jefferson Place. The Partnership has not recorded the subordinate note on its balance sheet due to its doubtful collectibility. Interest on the subordinate note is payable monthly solely out of the excess cash flow generated by Jefferson Place. As a result, any interest and principal payments received under the terms of the subordinate note are recorded as income when received.

Interest and dividend income decreased $76,059, or 49%, for the quarter ended June 30, 2002 compared to the same period in 2001. This decrease was primarily due to a decrease in the average interest rate earned on cash and cash equivalents. The average annualized interest rate earned on cash and cash equivalents was 1.86% for the second quarter of 2002, compared to 4.46% for the second quarter of 2001.

Real estate operating expenses increased $300,767 or 10% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase includes approximately $150,000 in non-recurring property tax expense. Recently, the Partnership was billed an additional $150,000 in taxes for prior years which had not been previously billed, all of which has been recorded by the Partnership in the quarter ended June 30, 2002. Excluding this one-time property tax expense, real estate operating expenses increased $149,812 or 5% compared to the corresponding period in 2001 and as a percentage of rental income increased to 50% for the three months ended June 30, 2002, compared to 47% for the comparable period in 2001. Such increase is primarily attributable to increases in property insurance costs, advertising expenses, salaries and other costs associated with increasing the occupancy rates of the properties.

Depreciation expense for the second quarter of 2002 is consistent with the second quarter of 2001 as there have been no acquisitions or dispositions of real estate properties during the periods under comparison.

Interest expense decreased $48,641 or 4% for the quarter ended June 30, 2002 compared to the same period in 2001. This is primarily due to a decrease in the interest rate on the Partnership's variable-rate debt. Approximately 13% of the Partnership's bonds and mortgage notes payable bear interest at variable rates at June 30, 2002. The average variable rate was 1.96% for the three months ended June 30, 2002, compared to 3.87% for the three months ended June 30, 2001.

The Partnership recorded a valuation gain of $3,300 on its interest rate swap agreements in the second quarter of 2002, compared to a valuation loss of $57,000 during the same period in 2001. This gain is attributable to a decrease in the average rates on which the estimated fair value of the swap agreements is calculated.

Amortization of debt financing costs for the three months ended June 30, 2002 is consistent when compared to the same period in 2001, which is expected as there have been minimal capitalized costs.

General and administrative expenses increased $32,774 or 8% for the quarter ended June 30, 2002 compared to the second quarter 2001. This increase is attributable to increases in salaries, related payroll expenses and legal expenses.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Rental income decreased $131,574 or 1% for the six months ended June 30, 2002, compared to the same period in 2001. This decrease is attributable to the decline in the physical and economic occupancy of the properties. At June 30, 2002, the average physical occupancy of the Partnership's multifamily properties was 93%, compared to 96% at June 30, 2001. For the six months ended June 30, 2002, the average economic occupancy of the Partnership's multifamily properties was 86%, compared to 90% for the six months ended June 30, 2001. The average economic occupancy statistic is reflective of the use of rental concessions to maintain physical occupancy levels.

Mortgage investment income decreased $64,785 for the six months ended June 30, 2002 compared to the same period in 2001 due to a decrease in interest earned on a subordinate note from Jefferson Place. On July 30, 1997, the Partnership reissued its $12.8 million tax-exempt mortgage bonds and accrued interest thereon due from Jefferson Place and in exchange received $12.2 million in cash and a $3.5 million subordinate note due from Jefferson Place. The $3.5 million subordinate note is for past due base interest and unpaid principal on the Jefferson Place tax-exempt mortgage bonds owned by the Partnership prior to the 1997 reissuance and preserves the Partnership's right to collect all amounts owed to it by Jefferson Place. The Partnership has not recorded the subordinate note on its balance sheet due to its doubtful collectibility. Interest on the subordinate note is payable monthly solely out of the excess cash flow generated by Jefferson Place. As a result, any interest and principal payments received under the terms of the subordinate note are recorded as income when received.

Interest and dividend income decreased $181,284, or 56%, for the six months ended June 30, 2002 compared to the same period in 2001. This decrease was primarily due to a decrease in the average interest rate earned on cash and cash equivalents. The average annualized interest rate earned on cash and cash equivalents was 1.90% for the six months ended June 30, 2002, compared to 5.08% for the comparable period of 2001.

Real estate operating expenses increased $504,754 or 9% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase includes approximately $150,000 in non-recurring property tax expense. Recently, the Partnership was billed an additional $150,000 in taxes for prior years which had not been previously billed, all of which has been recorded by the Partnership in the quarter ended June 30, 2002. Excluding this one-time property tax expense, real estate operating expenses increased $353,799 or 6% compared to the corresponding period in 2001 and as a percentage of rental income increased to 50% for the six months ended June 30, 2002, compared to 47% for the comparable period in 2001. Such increase is primarily attributable to increases in property insurance costs, advertising expenses, salaries and other costs associated with increasing the occupancy rates of the properties.

Depreciation expense for the first six months of 2002 is consistent with the first six months of 2001 as there have been no acquisitions or dispositions of real estate properties during the periods under comparison.

Interest expense decreased $109,244 or 4% for the six months ended June 30, 2002 compared to the same period in 2001. This is primarily due to a decrease in the interest rate on the Partnership's variable-rate debt. Approximately 13% of the Partnership's bonds and mortgage notes payable bear interest at variable rates at June 30, 2002. The average variable rate was 1.92% for the six months ended June 30, 2002, compared to 3.84% for the six months ended June 30, 2001.

The Partnership recorded a valuation gain of $4,075 on its interest rate swap agreements in the first six months of 2002, compared to a valuation loss of $101,000 during the same period in 2001. This gain is attributable to a decrease in the average rates on which the estimated fair value of the swap agreements is calculated.

Amortization of debt financing costs for the six months ended June 30, 2002 is consistent when compared to the same period in 2001, which is expected as there have been minimal capitalized costs.

General and administrative expenses increased $60,984 or 7% for the six months ended June 30, 2002 compared to the same period in 2001. This increase is attributable to increases in salaries, related payroll expenses and legal expenses.

Funds from Operations

The Partnership's funds from operations ("FFO") decreased $499,945 or 25% to $1,477,974 for the second quarter of 2002, compared to $1,977,919 for the same period in 2001, which is entirely due to the decline in net income for the Partnership for the same period as discussed in results of operations.

FFO decreased $733,375 or 19% to $3,075,733 for the first six months of 2002, compared to $3,809,108 for the same period in 2001, which is entirely due to the decline in net income for the Partnership for the same period as discussed in results of operations.

The Partnership computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Partnership's net income as determined under GAAP and its FFO for the three and six month periods ended June 30, 2002 and 2001.

Although the Partnership considers FFO to be a key measure of its performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Partnership's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Partnership's liquidity or as an indicator of the funds available to the Partnership to meet its cash needs, including its ability to make cash distributions. The Partnership's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Partnership may not be comparable to FFO reported by other entities that do not calculated FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Partnership.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2002 decreased $975,724 compared to the same period a year earlier primarily due to the $738,777 decrease in net income between the two periods under comparison. Cash used in investing activities increased $694,186 for the first two quarters of 2002 compared to the same period in 2001 primarily due to the purchase of corporate equity securities. Net cash used in financing activities for the six months ended June 30, 2002 is consistent with the prior year and consists of distributions to BUC holders and principal payments on bonds and mortgage notes payable.

The Partnership's short-term liquidity needs include the payment of operating expenses, current debt service requirements and distributions to BUC holders. The Partnership anticipates that its strong cash position and cash provided by operating and investing activities will be sufficient to meet its anticipated short-term liquidity requirements, including regular cash distributions to BUC holders and maintaining the condition of its properties. The Partnership currently does not anticipate entering into short-term and long-term arrangements for purposes of paying expenses and making distributions. However, the Partnership has the authority to enter into such arrangements.

The following table sets forth information regarding cash distributions paid to BUC holders during the periods shown:

At June 30, 2002, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $83,170,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,320,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $17,850,000. Six of the debt obligations which total approximately $36,660,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,510,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 87% of the Partnership's financing arrangements are fixed-rate obligations bearing a weighted average interest rate of 6.44% per annum at June 30, 2002. The remaining 13% of the financing arrangements are variable-rate obligations that had a weighted average interest rate of 1.96% for the six months ended June 30, 2002. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

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

At June 30, 2002, approximately 87% of the Partnership's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. The Partnership had no short-term financing at June 30, 2002. Variations in interest rates affect the Partnership's cost of borrowing on its variable-rate financing. The interest rates payable by the Partnership on these obligations increase or decrease with certain index interest rates. If the Partnership's borrowing costs increase, the amount of cash available for distribution to BUC holders will decrease.

The tables below present information about the Partnership's financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates by year of maturity for the Partnership's borrowings:

The $15,600,000 variable to fixed swap was entered into on top of the $15,600,000 fixed to variable swap and effectively fixes the interest rate on $15,600,000 of bonds and mortgage notes payable at 4.50% through 2004. The variable interest rate on the Partnership's $10,910,000 of borrowings was obtained using the fixed to variable rate swap of the same notional amount, as noted above.

As the table above incorporates only those exposures that existed as of June 30, 2002, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

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

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2. Agreement and Plan of Merger, dated June 18, 2002, between the Partnership and America First Apartment Investors, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (Commission File No. 333-90690) filed by America First Apartment Investors, Inc. on June 18, 2002).

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

(b) Reports on Form 8-K

A report on Form 8-K was filed by the Partnership on June 18, 2002 under Item 5, reporting that the Partnership has proposed to merge with America First Apartment Investors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002 AMERICA FIRST APARTMENT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Four, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of America First Capital
Associates Limited Partnership Four

By /s/ Mark A. Hiatt
Mark A. Hiatt,
Vice President, Secretary
and Treasurer (Principal Financial Officer)