Form 10-Q
period 2002-09-30
AMERICA FIRST APARTMENT INVESTORS LP
filed 2002-11-14
CIK 1011585

AMERICA FIRST APARTMENT INVESTORS, L.P.
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Printable Version

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES X NO

AMERICA FIRST APARTMENT INVESTORS, L.P.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Income and Comprehensive Income for the three and nine months ended

September 30, 2002 and 2001 (Unaudited)

Consolidated Statement of Partners' Capital for the nine months ended September 30, 2002 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and

2001 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2002, and the results of operations for all periods presented have been made. The results of operations for the nine and three month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The net income, revenues and net operating income for the Partnership's reportable segment for the three and nine month periods ending September 30, 2002 and 2001 are summarized as follows:

The Partnership does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Partnership's consolidated revenues.

4. Transactions with Related Parties

Pursuant to the Limited Partnership Agreement, the General Partner is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Prior Partnership and the purchase price of any additional properties acquired by the Partnership. The amount of such fees were $220,757 and $662,272 for the three and nine months ended September 30, 2002, respectively.

Pursuant to the terms of the Limited Partnership Agreement, the General Partner is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Partnership did not pay any acquisition fees for the three and nine month periods ending September 30, 2002, respectively

An affiliate of the General Partner was retained to provide property management services for the multifamily properties owned or financed by the Partnership. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $255,162 and $756,340 for the three and nine months ended September 30, 2002, respectively.

The Partnership's investment in corporate equity securities consists of 238,428 units of America First Real Estate Investment Partners, L.P. (AFREZ). The general partner of AFREZ is an affiliate of the general partner of the Partnership. The AFREZ units owned by the Partnership represent approximately 3.51% of the AFREZ units outstanding.

5. New Accounting Pronouncements

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

6. Merger

On November 11, 2002, the holders of a majority of the Partnership's BUCs approved the Merger of the Partnership with and into America First Apartments Investors, Inc. (NASDAQ: APRO) (the "Company"), a newly-formed Maryland corporation that will operate as a real estate investment trust. On the effective date of the Merger, the Company will assume all of the assets and operations of the Partnership.

As a result of the Merger, each outstanding BUC will be converted into one share of common stock, $.01 par value, of the Company. 5,023,067 shares of common stock of the Company will be issued to BUC holders in connection with the Merger. In addition, 50,738 shares of common stock of the Company will be issued to America First Capital Associates Limited Partnership Four in exchange for its general partner interest in the Partnership. The common stock of the Company will be listed on NASDAQ under the symbol APRO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership's results of operations for the three and nine month periods ended September 30, 2002 should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

General

The Partnership was formed for the purpose of acquiring, holding, operating, selling and otherwise dealing with multifamily real estate, other types of real estate and interests therein. The objective of the Partnership is to preserve investors' capital and provide regular distributions to investors.

The Partnership has entered into a Merger Agreement with America First Apartment Investors, Inc. (the Company) whereby the Partnership will merge with and into the Company. The Merger Agreement was approved by the holders of a majority of the Partnership's BUCs on November 11, 2002. Upon consummation of the Merger, the Company will elect treatment as a Real Estate Investment Trust. The common stock of the Company will be listed on NASDAQ under the symbol APRO.

At September 30, 2002, the Partnership owned 15 multifamily residential properties containing a total of 3,335 units and one commercial property. There have been no property acquisitions or dispositions during the first nine months of 2002.

The following table sets forth certain information regarding the Partnership's investment in real estate at September 30, 2002:

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied	Economic Occupancy [1]
Jackson Park Place	Fresno, CA	296	291	98%	96%
Covey at Fox Valley	Aurora, IL	216	204	95%	81%
The Park at Fifty Eight	Chattanooga, TN	196	152	78%	74%
Shelby Heights	Bristol, TN	100	92	92%	93%
Coral Point	Mesa, AZ	336	318	95%	76%
Park at Countryside	Port Orange, FL	120	115	96%	91%
The Retreat	Atlanta, GA	226	205	91%	83%
Park Trace Apartments	Norcross, GA	260	251	97%	88%
Littlestone at Village Green	Gallatin, TN	200	187	94%	86%
St. Andrews at Westwood Apts	Orlando, FL	259	244	94%	79%
The Hunt Apartments	Oklahoma City, OK	216	196	91%	96%
Greenbriar Apartments	Tulsa, OK	120	107	89%	84%
Oakwell Farms Apartments	Nashville, TN	414	384	93%	84%
Oakhurst Apartments	Ocala, FL	214	200	94%	92%
Belvedere Apartments	Naples, FL	162	136	84%	90%
		3,335	3,082	93%	85%
The Exchange at Palm Bay	Palm Bay, FL	72,002 [2]	65,920 [2]	92%	NA

[1] Economic occupancy is presented for the nine months ended September 30, 2002, and is defined as the net rental income received during the period divided by the maximum amount of rental income that could be derived from each property if 100% occupied at current lease rental rates. This statistic is reflective of vacancy losses, rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

[2] Represents square feet.

Results of Operations

The financial results of the Partnership reflect the effects of the current weak economy due to three primary factors: (i) recessionary conditions have significantly weakened rental rates; (ii) record low interest rates are making home ownership a reality to prospective tenants; and (iii) costs to operate real estate have increased. Certain markets have been affected more than others by recessionary conditions causing weak employment and income rates. The Partnership's properties located in the mid-size Southern communities have been hardest hit by this effect. The market for quality tenants has thus become more competitive. Record low interest rates are causing additional tenant competition and have had a negative effect on the Partnership's earnings due to the declining rates earned on the Partnership's cash and cash equivalents. Real estate expenses have increased due to increased costs to rent vacant apartments and significant increases in real estate taxes and insurance.

The following provides a more detailed discussion of the Partnership's financial results for the three and nine month periods ended September 30, 2002.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Rental income decreased $160,528 or 3% for the three months ended September 30, 2002 compared to the same period in 2001. This decrease is attributable to the decline in the physical occupancy of the properties. At September 30, 2002, the average physical occupancy of the Partnership's multifamily properties was 92%, compared to 95% at September 30, 2001. Average economic occupancy was 84% for both the three months ended September 30, 2002 and in 2001.

Interest and dividend income decreased $38,906, or 30%, for the quarter ended September 30, 2002 compared to the same period in 2001. This decrease was primarily due to a decrease in the average interest rate earned on cash and cash equivalents and was partially offset by dividend income of approximately $38,000 earned on the Partnership's investment in corporate equity securities. The average annualized interest rate earned on cash and cash equivalents was 1.77% for the third quarter of 2002, compared to 3.66% for the third quarter of 2001.

Real estate operating expenses increased $379,453 or 12% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Such increase is attributable to increases in property insurance costs, advertising expenses, salaries and other costs associated with renting vacant apartments.

Depreciation expense for the third quarter of 2002 increased $11,686 or 1% over the same period in 2001. This increase is due to capital improvements made to existing properties. There have been no acquisitions or dispositions of real estate properties during the periods under comparison.

Interest expense decreased $8,222 or 1% for the quarter ended September 30, 2002 compared to the same period in 2001. This is primarily due to a decrease in the interest rate on the Partnership's variable-rate debt. Approximately 13% of the Partnership's bonds and mortgage notes payable bear interest at variable rates at September 30, 2002. The average variable rate was 1.94% for the three months ended September 30, 2002, compared to 2.89% for the three months ended September 30, 2001.

The Partnership recorded a valuation gain of $9,425 on its interest rate swap agreements in the third quarter of 2002, compared to a valuation gain of $23,000 during the same period in 2001. This gain is attributable to a decrease in the average rates on which the estimated fair value of the swap agreements is calculated.

Amortization of debt financing costs for the three months ended September 30, 2002 is consistent when compared to the same period in 2001.

General and administrative expenses increased $33,449 or 8% for the quarter ended September 30, 2002 compared to the third quarter 2001. This increase is attributable to increases in payroll expenses and legal expenses.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Rental income decreased $292,102 or 2% for the nine months ended September 30, 2002 compared to the same period in 2001. This decrease is attributable to the decline in the physical and economic occupancy of the properties. At September 30, 2002, the average physical occupancy of the Partnership's multifamily properties was 93%, compared to 95% at September 30, 2001. For the nine months ended September 30, 2002, the average economic occupancy of the Partnership's multifamily properties was 85%, compared to 89% for the nine months ended September 30, 2001. The average economic occupancy statistic is reflective of the use of rental concessions to maintain physical occupancy levels.

Mortgage investment income decreased $64,785 for the nine months ended September 30, 2002 compared to the same period in 2001 due to a decrease in interest earned on a subordinate note from Jefferson Place. On July 30, 1997, the Partnership reissued its $12.8 million tax-exempt mortgage bonds and accrued interest thereon due from Jefferson Place and in exchange received $12.2 million in cash and a $3.5 million subordinate note due from Jefferson Place. The $3.5 million subordinate note is for past due base interest and unpaid principal on the Jefferson Place tax-exempt mortgage bonds owned by the Partnership prior to the 1997 reissuance and preserves the Partnership's right to collect all amounts owed to it by Jefferson Place. The Partnership has not recorded the subordinate note on its balance sheet due to its doubtful collectibility. Interest on the subordinate note is payable monthly solely out of the excess cash flow generated by Jefferson Place. As a result, any interest and principal payments received under the terms of the subordinate note are recorded as income when received. The excess cash flow generated from Jefferson Place has decreased due to a decline in net rental income and an increase in expenditures for capital improvements for this property.

Interest and dividend income decreased $220,189, or 49%, for the nine months ended September 30, 2002 compared to the same period in 2001. This decrease was primarily due to a decrease in the average interest rate earned on cash and cash equivalents and was partially offset by dividend income of approximately $64,000 earned on the Partnership's investment in corporate equity securities. The average annualized interest rate earned on cash and cash equivalents was 1.83% for the nine months ended September 30, 2002, compared to 4.61% for the comparable period of 2001.

Real estate operating expenses increased $884,207 or 10% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase includes approximately $170,000 in non-recurring property tax expense. During the second quarter, the Partnership was billed an additional $170,000 in taxes for prior years which had not been previously billed, all of which was been recorded by the Partnership in the nine months ended September 30, 2002. Excluding this one-time property tax expense, real estate operating expenses increased $744,207 or 7% compared to the corresponding period in 2001 and as a percentage of rental income increased to 53% for the nine months ended September 30, 2002, compared to 47% for the comparable period in 2001. Such increase is attributable to increases in property insurance costs, advertising expenses, salaries and other costs associated with renting vacant apartments.

Depreciation expense for the nine months ended September 30, 2002 increased $17,088 over the same period in 2001. This increase is due to capital improvements made to existing properties. There have been no acquisitions or dispositions of real estate properties during the periods under comparison.

Interest expense decreased $117,466 or 3% for the nine months ended September 30, 2002 compared to the same period in 2001. This is primarily due to a decrease in the interest rate on the Partnership's variable-rate debt. Approximately 13% of the Partnership's bonds and mortgage notes payable bear interest at variable rates at September 30, 2002. The average variable rate was 1.93% for the nine months ended September 30, 2002, compared to 3.54% for the nine months ended September 30, 2001.

The Partnership recorded a valuation gain of $13,500 on its interest rate swap agreements in the first nine months of 2002, compared to a valuation loss of $78,000 during the same period in 2001. This gain is attributable to a decrease in the average rates on which the estimated fair value of the swap agreements is calculated.

Amortization of debt financing costs for the nine months ended September 30, 2002 is consistent when compared to the same period in 2001.

General and administrative expenses increased $94,433 or 7% for the nine months ended September 30, 2002 compared to the same period in 2001. This increase is attributable to increases in payroll expenses and legal expenses.

Funds from Operations

The Partnership's funds from operations ("FFO") decreased $620,269 or 33% to $1,257,711 for the third quarter of 2002, compared to $1,877,980 for the same period in 2001, which is entirely due to the decline in net income for the Partnership for the same period as discussed in results of operations.

FFO decreased $1,353,644 or 24% to $4,333,444 for the first nine months of 2002, compared to $5,687,088 for the same period in 2001, which is entirely due to the decline in net income for the Partnership for the same period as discussed in results of operations.

The Partnership computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Partnership's net income as determined under GAAP and its FFO for the three and nine month periods ended September 30, 2002 and 2001.

Although the Partnership considers FFO to be a key measure of its performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Partnership's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Partnership's liquidity or as an indicator of the funds available to the Partnership to meet its cash needs, including its ability to make cash distributions. The Partnership's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Partnership may not be comparable to FFO reported by other entities that do not calculate FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Partnership.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2002 decreased $2,110,920 compared to the same period a year earlier primarily due to the $1,370,732 decrease in net income between the two periods under comparison. Cash used in investing activities increased $1,592,604 for the first three quarters of 2002 compared to the same period in 2001 primarily due to the purchase of corporate equity securities. Net cash used in financing activities for the nine months ended September 30, 2002 is consistent with the prior year and consists of distributions to BUC holders and principal payments on bonds and mortgage notes payable.

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

The following table sets forth information regarding cash distributions paid to BUC holders during the periods shown:

At September 30, 2002, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $83,045,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,270,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $17,775,000. Six of the debt obligations which total approximately $36,535,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,510,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 87% of the Partnership's financing arrangements are fixed-rate obligations bearing a weighted average interest rate of 5.66% per annum at September 30, 2002. The remaining 13% of the financing arrangements are variable-rate obligations that had a weighted average interest rate of 1.93% for the nine months ended September 30, 2002. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

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

At September 30, 2002, approximately 87% of the Partnership's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. The Partnership had no short-term financing at September 30, 2002. Variations in interest rates affect the Partnership's cost of borrowing on its variable-rate financing. The interest rates payable by the Partnership on these obligations increase or decrease with certain index interest rates. If the Partnership's borrowing costs increase, the amount of cash available for distribution to BUC holders would decrease.

The tables below present information about the Partnership's financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates, by year of maturity for the Partnership's borrowings:

The $15,600,000 variable to fixed swap was entered into on top of the $15,600,000 fixed to variable swap and effectively fixes the interest rate on $15,600,000 of bonds and mortgage notes payable at 4.50% through 2004.

The variable interest rate on the Partnership's $10,910,000 of borrowings was obtained using the fixed to variable rate swap, as noted above.

As the table above incorporates only those exposures that existed as of September 30, 2002, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Partnership's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective, providing them with material information relating to the Partnership as required to be disclosed in the reports the Partnership files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On or about September 25, 2002, the General Partner mailed to BUC holders a Consent Solicitation Statement/Prospectus pursuant to which the General Partner is seeking the written consent of the BUC holders to the proposed merger of the Partnership with and into America First Apartment Investors, Inc., a Maryland corporation. No meeting of the BUC holders will be held in conjunction with the solicitation of such consents.

On November 11, 2002, the holders of a majority of the Partnership's BUCs approved the Merger.

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

Dated: November 14, 2002 AMERICA FIRST APARTMENT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Four, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of America First Capital
Associates Limited Partnership Four

By /s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Financial Officer

(Principal Financial Officer)

CERTIFICATION

I, Lisa Y. Roskens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of America First Apartment Investors, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods represented in this report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Apartment Investors, L.P.

CERTIFICATION

I, Mark A. Hiatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of America First Apartment Investors, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Apartment Investors, L.P.