Form 10-K
period 2002-12-31
AMERICA FIRST APARTMENT INVESTORS LP
filed 2003-03-26
CIK 1011585

AMERICA FIRST APARTMENT INVESTORS, L.P.
FOR THE YEAR ENDED DECEMBER 31, 2002
Printable Version

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES NO X

The aggregate market value of the registrant's BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant's most recently completed second fiscal quarter was $56,950,523.

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
Item 14. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I

Item 1. Business.

America First Apartment Investors, L.P. ("the Partnership") was formed on March 7, 1996 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with multifamily real estate and other types of commercial real estate and interests therein. The general partner of the Partnership was America First Capital Associates Limited Partnership Four ("AFCA 4" or the "General Partner").

On January 1, 2003, the Partnership merged with America First Apartment Investors, Inc. (the "Company") pursuant to the Merger Agreement with the Company dated June 13, 2002. America First Apartment Investors, Inc. was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. As a result of the Merger, the Company assumed all of the assets, liabilities and business operations of the Partnership. Accordingly, the Company began business operations, as the successor-in-interest to the Partnership, on January 1, 2003. The results of such operations will be reflected in the reports filed by the Company with the SEC after such time.

As a result of the Merger with the Company, each outstanding Beneficial Unit Certificate ("BUC") of the Partnership was converted into one share of common stock, $.01 par value, of the Company, for a total of 5,023,067 shares of the common stock the Company issued to BUC holders. In addition, 50,738 shares of common stock of the Company were issued to the General Partner in exchange for its general partner interest of the Partnership. On January 2, 2003, the common stock of the Company began public trading on NASDAQ under the symbol APRO.

As of December 31, 2002, the Partnership owned 15 multifamily apartment complexes and one office/warehouse facility. These properties were operated by the Partnership as long term investments. The Partnership financed the acquisition of the properties through: (i) the reissuance of tax-exempt mortgage bonds secured by properties it acquired from its predecessor without encumbrance; (ii) the assumption of existing taxable and tax-exempt mortgage debt on the acquired properties; (iii) the origination of new taxable or tax-exempt mortgage debt secured by the acquired properties; and (iv) the reinvestment of its cash flow. As of December 31, 2002, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance of approximately $82.9 million, all of which is secured by mortgages on its properties. The Partnership did not have any limitations on the number or amount of mortgages which may be placed on any one property. The Partnership did not have the authority under its Agreement of Limited Partnership to issue additional BUCs or any other equity securities. Accordingly, it was not able to raise additional equity capital or issue BUCs or other equity securities to acquire properties. The Partnership was authorized under its Agreement of Limited Partnership to sell properties and to reinvest the net proceeds from a sale in additional properties. However, the Partnership did not sell any of its properties during the last three years.

Segment Information

The Partnership defined each of its multifamily apartment properties as an individual operating segment. It also determined that all multifamily properties had similar economic characteristics and also met the other criteria which permitted the multifamily properties to be aggregated into one reportable segment, that being the acquiring, holding operating and selling of multifamily apartment properties. The Partnership's chief operating decision-makers assessed and measured segment operating results based on a performance measure referred to as net operating income at the property level. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses. The Partnership's commercial property was defined as a separate individual operating segment.

The net income, revenues, net operating income and total assets for the Partnership's reportable segments for the years ended December 31, 2002, 2001, and 2000 is included in footnote 13 in the notes to consolidated financial statements filed in response to item 8 herein.

Competition

In each city in which the properties owned are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

Environmental Matters

The Partnership believes that each of the properties it owned was in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and it is not aware of any environmental contamination at any of these properties that would require any material capital expenditure for the remediation thereof.

General Information

The Partnership had no employees. Certain services were provided to the Partnership by employees of America First Companies L.L.C. ("America First"), which is the general partner of AFCA 4. The Partnership reimbursed America First for its allocated salaries and benefits. The Partnership was not charged, and did not reimburse, for the services performed by managers and officers of America First.

The Partnership was classified as a partnership for federal income tax purposes, whereby no recognition of income taxes was made and the distributive share of the Partnership's income, deductions and credits was included in each BUC holder's income tax return.

The Partnership will not file any additional reports with the SEC since its operations were assumed by the Company. Going forward, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases will be available free of charge at www.am1st.com as soon as reasonably practical after they are filed with the SEC.

Item 2. Properties.

Properties owned by the Partnership at December 31, 2002 are described in the following table:

Property Name	Location	Number of Units	Average Square Feet Per Unit	Federal Tax Basis	2002 Annual Real Estate Tax Expense
Jackson Park Place	Fresno, CA	296	822	$ 9,982,678	$ 155,520
Covey at Fox Valley	Aurora, IL	216	948	6,738,807	538,403 (2)
The Park at Fifty Eight	Chattanooga, TN	196	876	2,852,716	118,557
Shelby Heights	Bristol, TN	100	980	1,904,684	26,312
Coral Point	Mesa, AZ	336	780	8,321,367	128,020
Park at Countryside	Port Orange, FL	120	720	2,683,444	49,770
The Retreat	Atlanta, GA	226	855	7,584,162	127,187
Park Trace Apartments	Norcross, GA	260	806	11,712,759	105,898
Littlestone at Village Green	Gallatin, TN	200	987	8,680,831	122,099
St. Andrews at Westwood Apartments	Orlando, FL	259	836	13,661,584	219,463
The Hunt Apartments	Oklahoma City, OK	216	693	6,567,901	64,340
Greenbriar Apartments	Tulsa, OK	120	666	3,789,378	39,812
Oakwell Farms Apartments	Nashville, TN	414	800	15,665,329	248,589
Oakhurst Apartments	Ocala, FL	214	790	8,595,347	131,190
Belvedere Apartments	Naples, FL	162	829	8,604,578	126,004
		3,335		117,345,565	2,201,164
The Exchange at Palm Bay	Palm Bay, FL	72,002 (1)		2,480,765	53,521
				$ 119,826,330	$ 2,254,685

(1) Represents square feet.

(2) Includes $172,093 of one time, nonrecurring real estate tax expense.

Depreciation is taken on each property acquired on a straight-line basis over the estimated useful life of the properties (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay).

The average annual occupancy rate and average effective rental rate per unit or per square foot for each of the properties for each of the last five years are listed in the following table. Information prior to the dates the properties were acquired by the Partnership is not available to the Partnership and, accordingly, is not presented in the table.

In the opinion of the Partnership's management, each of the properties owned by the Partnership was adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Partnership's Consolidated Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of its properties was subject.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about September 25, 2002, the General Partner mailed to BUC holders a Consent Solicitation Statement/Prospectus pursuant to which the General Partner sought the written consent of the BUC holders to the proposed merger of the Partnership with the Company. No meeting of the BUC holders was held in conjunction with the solicitation of such consents. On November 11, 2002, the holders of a majority of the Partnership's BUCs approved the Merger.

PART II

Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters.

(a) Market Information. The BUCs traded on the NASDAQ Stock Market under the trading symbol "APROZ" until December 31, 2002. The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2001, through December 31, 2002.

Effective January 1, 2003, each BUC was converted into one share of the common stock shares of the Company. The common stock of the Company began trading on NASDAQ under the trading symbol "APRO".

(b) BUC holders. The number of BUC holders on March 14, 2003 was zero as the Partnership merged with the Company on January 1, 2003.

(c) Distributions. Cash distributions were made on a quarterly basis during 2002 and 2001. Total cash distributions paid or accrued to BUC holders during the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000, equaled $5,023,067, $4,771,915, and $4,576,740 respectively. The cash distributions paid or accrued per BUC during the fiscal years ended December 31, 2002, 2001, and 2000 were as follows:

Item 6. Selected Financial Data.

The information set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 hereof.

For the Year Ended Dec. 31, 2002	For the Year Ended Dec. 31, 2001	For the Year Ended Dec. 31, 2000	For the Year Ended Dec. 31, 1999	For the Year Ended Dec. 31, 1998
Rental income	$ 24,861,983	$ 25,409,919	$ 22,458,290	$ 20,637,801	$ 13,814,696
Interest and dividend income	317,108	543,099	978,856	784,087	1,241,357
Gain on interest rate swap agreements	5,674	17,000	-	-	-
Mortgage investment income	-	63,832	154,324	178,982	839,201
Real estate operating expenses	(12,867,478)	(12,131,077)	(10,724,326)	(10,017,626)	(6,674,248)
Depreciation	(4,964,051)	(4,937,858)	(4,349,412)	(4,150,310)	(2,712,145)
Interest expense	(4,329,869)	(4,479,712)	(4,036,891)	(3,608,220)	(2,163,537)
Amortization of debt financing costs	(260,925)	(270,979)	(255,943)	(209,977)	(189,230)
General and administrative expenses	(1,772,919)	(1,726,124)	(1,619,001)	(1,548,118)	(1,421,998)
Net income	$ 989,523	$ 2,488,100	$ 2,605,897	$ 2,066,619	$ 2,734,096
Net income, basic, and diluted, per BUC	$ 0.19	$ 0.48	$ 0.50	$ 0.38	$ 0.51
Total cash distributions paid or accrued per BUC	$ 1.0000	$ 0.9500	$ 0.9000	$ 0.8377	$ 0.7667
Investment in real estate, net of accumulated depreciation	$ 119,490,678	$ 123,792,097	$ 128,342,928	$ 113,643,708	$ 99,915,375
Total assets	$ 136,853,894	$ 141,551,632	$ 144,804,412	$ 132,006,540	$ 121,518,386
Bonds and mortgage notes payable	$ 82,913,439	$ 83,569,659	$ 84,186,676	$ 69,092,444	$ 56,600,662
Cash flows from operating activities	$ 5,278,903	$ 6,883,582	$ 9,700,521	$ 6,697,283	$ 6,118,675
Cash flows from investing activities	$ (2,140,721)	$ (587,375)	$ (19,095,970)	$ (17,831,305)	$ (2,875,579)
Cash flows from financing activities	$ (5,666,602)	$ (5,482,188)	$ 9,268,361	$ 5,876,274	$ 8,571,390
Funds from Operations (1)	$ 5,953,574	$ 7,425,958	$ 6,955,309	$ 6,216,929	$ 5,446,241
Weighted average number of BUCs outstanding, basic and diluted	5,023,067	5,023,209	5,101,475	5,212,167	5,212,167

  The Partnership considers Funds from Operations ("FFO") to be a key measure of the Partnership's operating performance and liquidity. The Partnership computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing cost) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures The NAREIT standards may not be comparable to the methodologies used by other companies to calculate FFO.

FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of the Partnership's financial performance or to GAAP cash flow from operating activities as a measure of the Partnership's liquidity, nor is it solely indicative of funds available to fund the Partnership's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following table sets forth a reconciliation of the Partnership's net income as determined by GAAP with its FFO for each of the last three years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Partnership was formed for the purpose of acquiring, holding, operating, selling and otherwise dealing with multifamily real estate, other types of real estate and interests therein. The objective of the Partnership was to preserve investors' capital and provide regular distributions to investors.

The Partnership's operating results depend primarily on the net operating income of its multifamily properties, which is substantially influenced by: (i) supply of and demand for apartment units; (ii) operating expense levels; and (iii) property level operations. The multifamily real estate industry is experiencing soft market conditions in most markets nationwide, including those in which certain of the Partnership's properties operated. These conditions are attributable to recessionary economic conditions, market competition, and competition from single-family homes.

As a result of the above, the Partnership's properties experienced a decline in the physical and economic occupancy levels of its properties in 2002. For the year ended December 31, 2002, the physical occupancy of the Partnership's multifamily properties averaged 92%, compared to an average of 93% for the year ended December 31, 2001. For the year ended December 31, 2002, the average economic occupancy of the Partnership's multifamily properties was 85%, compared to 89% for the year ended December 31, 2001. The decrease in the average economic occupancy is primarily attributable to the use of rental concessions to maintain physical occupancy levels.

In response to these conditions, management continued to actively manage each property to maximize the net operating income from each. This included the employment of innovative on-site marketing techniques with a strong focus on quality resident retention and the negotiation and management of operating expenses.

The following table sets forth certain information regarding the Partnership's real estate as December 31, 2002:

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied	Economic Occupancy [(1)]
Jackson Park Place	Fresno, CA	296	293	99%	96%
Covey at Fox Valley	Aurora, IL	216	191	88%	82%
The Park at Fifty Eight	Chattanooga, TN	196	131	67%	70%
Shelby Heights	Bristol, TN	100	90	90%	92%
Coral Point	Mesa, AZ	336	282	84%	76%
Park at Countryside	Port Orange, FL	120	117	98%	92%
The Retreat	Atlanta, GA	226	191	85%	81%
Park Trace Apartments	Norcross, GA	260	248	95%	87%
Littlestone at Village Green	Gallatin, TN	200	180	90%	85%
St. Andrews at Westwood Apts	Orlando, FL	259	248	96%	79%
The Hunt Apartments	Oklahoma City, OK	216	199	92%	94%
Greenbriar Apartments	Tulsa, OK	120	103	86%	83%
Oakwell Farms Apartments	Nashville, TN	414	384	93%	83%
Oakhurst Apartments	Ocala, FL	214	199	93%	92%
Belvedere Apartments	Naples, FL	162	144	89%	87%
		3,335	3,000	90%	85%
The Exchange at Palm Bay	Palm Bay, FL	72,002 [(2)]	65,920 [(2)]	92%	NA

(1) Economic occupancy is presented for the year ended December 31, 2002 and is defined as the net rental income received divided by the maximum amount of rental income that could be derived from each property. This statistic is reflective of rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

(2) Represents square feet.

The Partnership had no property acquisitions or sales during 2002. On January 1, 2003, the Partnership merged with America First Apartment Investors, Inc., (the "Company"), and the Company assumed all business operations, assets and liabilities of the Partnership. As a result, on January 1, 2003, the Company began business operations as the successor in interest to the Partnership.

Critical Accounting Policies

The Partnership defined its critical accounting policies as those which entail judgment and estimation in their application and considers its critical accounting policies to be: (i) the accounting policy of its investment in real estate; and (ii) the accounting policy for its interest rate swap agreements.

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

The recognition of an impaired property and the potential impairment calculation are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future rental expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate, the current capitalization rates for properties in the rental markets and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results. The Partnership does periodically compare the results of its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Interest Rate Swap Agreements

The Partnership has the ability to enter into interest rate swap agreements to manage or hedge its interest rate risk on its bonds and mortgages payable. The Partnership accounts for its interest rate swap agreements as derivative instruments in accordance with FAS 133. In the absence of a specific and effective hedging relationship, interest rate swaps are accounted for as free standing financial instruments which are marked to market each period through the income statement. The Partnership calculates the fair value of its interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates. There is a considerable amount of judgment inherent in the estimation of future interest rates which affect this calculation and the valuation of the contracts. Market interest rates are sensitive to numerous factors. Management obtained on an annual basis an independent broker quote regarding the present market interest rates for borrowings with similar characteristics for use in the valuation model. Actual results may differ from estimates.

The interest rate swap contracts owned by the Partnership at December 31, 2002 did not qualify for hedge accounting under FAS 133, and thus are accounted for as free standing financial instruments which are marked to market each period through the income statement. The terms of the contracts owned by the Partnership at December 31, 2002 expire by 2004, which reduces the risk of a long term estimate having a material impact on the estimated valuation and the financial statements.

Results of Operations

The tables below compare the results of operations for each year shown:

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Rental income decreased $547,936 or 2.2% from 2001 to 2002, due to the decline in the physical and economic occupancies of the properties. Rental concessions have significantly increased in order to attract and retain qualified tenants, and have reduced net effective rental rates. The average effective annual rentals per unit of the Partnership's multifamily properties decreased from $6,939 in 2001 to $6,777 in 2002.

Mortgage investment income decreased $63,832 from 2001 to 2002 due to a decrease in interest earned on a subordinate note from Jefferson Place. On July 30, 1997, the Partnership reissued its $12.8 million tax-exempt mortgage bonds and accrued interest thereon due from Jefferson Place and in exchange received $12.2 million in cash and a $3.5 million subordinate note due from Jefferson Place. The $3.5 million subordinate note is for past due base interest and unpaid principal on the Jefferson Place tax-exempt mortgage bonds owned by the Partnership prior to the 1997 reissuance and preserves the Partnership's right to collect all amounts owed to it by Jefferson Place. The Partnership did not record the subordinate note on its balance sheet due to its doubtful collectibility. Interest on the subordinate note is payable monthly solely out of the excess cash flow generated by Jefferson Place. As a result, any interest and principal payments received under the terms of the subordinate note are recorded as income when received. The Partnership did not receive any mortgage investment income under this subordinate note in 2002.

Interest and dividend income decreased $225,991 or 41.7% from 2001 to 2002. This decrease was primarily due to a decrease in the average interest rate earned on cash and cash equivalents. The average interest rate during 2001 was 4.46% compared to 1.79% for 2002. This decrease was partially offset by dividend income earned on the Partnership's corporate equity securities. The Partnership did not own any equity securities prior to the fourth quarter of 2001 and purchased $1,478,000 of additional securities during 2002.

Real estate operating expenses increased $736,401 or 6.0% from 2001 to 2002. This increase includes approximately $170,000 in non-recurring property tax expense. During 2002, the Partnership was billed an additional $170,000 in taxes for prior years which had not been previously billed, all of which was recorded by the Partnership during 2002. In addition, insurance expense increased approximately $286,000 due to significant increases in the premium rates for property insurance. Costs associated with increasing occupancy, such as advertising and marketing, also increased.

Depreciation expense increased $26,193 or 0.5% from 2001 to 2002 which is attributable to capital improvements of $663,000 made during 2002.

Interest expense decreased $149,843 or 3.3% from 2001 to 2002 which is due to the decline in the interest rate of the Partnership's variable rate debt. The average variable rate declined to 2.03% in 2002, compared to 3.23% in 2001. Approximately 13% of the Partnership's bonds and mortgage notes payable bear interest at variable rates at December 31, 2002.

The Partnership recorded a gain of $5,674 on its interest rate swap agreements in 2002, compared to a gain of $17,000 recorded in 2001. Such gains are due to changes in the estimated valuation of the agreements.

Amortization of debt financing costs decreased $10,054 or 3.7% from 2001 to 2002.

General and administrative expenses increased $46,795 or 2.7% from 2001 to 2002. This increase is primarily due to an increase in salaries and employee benefits and legal fees. These increases were partially offset by decreases in filing and servicing fees due to reduced rates.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Rental income increased $2,951,629 or 13.1% from 2000 to 2001. Approximately $1,433,000 and $1,350,000 of this increase is attributable to the acquisitions of Oakhurst Apartments and Belvedere Apartments respectively. The remaining net increase of approximately $169,000 is comprised of increases of: (i) $161,000 at The Exchange at Palm Bay attributable to an increase in average occupancy; (ii) $122,000 at Jackson Park Place attributable to an increase in the effective rentals per unit; and (iii) an aggregate increase of $276,000 at seven of the Partnership's other properties. Partially offsetting such increases are decreases of approximately: (i) $94,000 at The Park at Fifty Eight due to a decline in average occupancy and effective rental income per unit; (ii) $141,000 at St. Andrews at Westwood Apartments due to a decrease in average occupancy; and (iii) an aggregate decrease of $155,000 at the Partnership's remaining three properties.

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

Interest and dividend income decreased $435,757, or 44%, from 2000 to 2001. This decrease was primarily due to a decrease in the average cash balance as well as a decrease in the average interest rate earned on such assets. The decrease in the average cash balance is attributable to cash utilized for the acquisition of two additional apartment properties during December of 2000.

Real estate operating expenses increased $1,406,751 or 13.1% from 2000 to 2001. Approximately $743,000 and $634,000 of such increase is attributable to the acquisitions of Oakhurst Apartments and Belvedere Apartments respectively, in December 2000. The remaining increase of approximately $30,000 is attributable to an increase in real estate operating expenses at the Partnership's other properties.

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

Liquidity and Capital Resources

Cash provided by operating activities for the year ended December 31, 2002 decreased $1,604,679 compared to 2001 primarily due to the $1,498,577 decrease in net income between the two years under comparison. Cash used in investing activities increased $1,553,346 for the year 2002 compared to 2001 primarily due to: (i) purchases of corporate equity securities of $1,478,089 in 2002; and (ii) an increase in real estate capital improvements. Net cash used in financing activities for the year 2002 is consistent with the prior year and primarily consists of distributions to BUC holders and principal payments on bonds and mortgage notes payable.

On January 1, 2003, the Partnership merged with America First Apartment Investors, Inc., (the "Company"), and the Company assumed all business operations, assets and liabilities of the Partnership. Therefore, future liquidity and capital sources and needs are those of the Company.

As of December 31, 2002, the Partnership had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $82,900,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,200,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $17,700,000. Six of the debt obligations which total approximately $36,400,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,500,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 87% of the Partnership's financing arrangements are fixed-rate obligations bearing a weighted average interest rate of 5.65% per annum at December 31, 2002. The remaining 13% of the financing arrangements are variable-rate obligations that had a weighted average interest rate of 2.03% for the year ended December 31, 2002. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Partnership's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

During the first quarter of 2000, the Partnership implemented a plan to repurchase up to $2,000,000 of the Partnership's BUCs. Since implementing the plan, the Partnership has purchased and cancelled, in open market transactions, 189,100 BUCs at an aggregate cost of $1,748,507 and an average cost of $9.25 per BUC. Such purchases include 4,300 BUCs acquired during the year ended December 31, 2001 at an aggregate cost of $41,659 and an average cost of $9.69 per BUC. No BUCs were repurchased by the Partnership during the year ended December 31, 2002.

The following table sets forth information regarding cash distributions paid to BUC holders during the years shown:

Forward Looking Statements

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations") constitute forward-looking statements. BUC holders of the Partnership, shareholders of the Company and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure was interest rate risk on its bonds and mortgage notes payable Such risk became a risk of the Company, effective with the Merger on January 1, 2003..

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors that were beyond the Partnership's control.

The Partnership's exposure to market risk for changes in interest rates related primarily to its long-term borrowings used to fund expansion of the Partnership's real estate portfolio. The Partnership's interest rate risk management objective was to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrowed primarily at fixed rates and may have entered into derivative financial instruments, such as interest rate swaps, in order to manage and mitigate its interest rate risk. The Partnership did not enter into derivative instrument transactions for speculative purposes.

At December 31, 2002, approximately 87% of the Partnership's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. The Partnership had no short-term financing at December 31, 2002. Variations in interest rates affected the Partnership's cost of borrowing on its variable-rate financing. The interest rates payable by the Partnership on these obligations increased or decreased with certain index interest rates.

The table below presents information about the Partnership's financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates by year of maturity for the Partnership's borrowings:

The estimated aggregate fair value of the Partnership's borrowings was $87,206,171 at December 31, 2002 and the estimated fair value of the swap agreements was $22,674 at December 31, 2002.

The $15,600,000 variable to fixed rate swap was entered into on top of and to mitigate the variable rate risk of the $15,600,000 fixed to variable swap. It effectively fixes the interest rate on $15,600,000 of bonds payable at 4.5% through 2004.

As the table above incorporates only those exposures that existed as of December 31, 2002, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and supporting schedules of the Partnership are set forth in Item 15 hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Partnership's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2002 and 2001.

PART III

Item 10. Directors and Executive Officers of the Partnership.

The Partnership had no directors or officers. Management of the Partnership consisted of the general partner of the Partnership, America First Capital Associates Limited Partnership Four ("AFCA 4"), and its general partner, America First. America First is also the general partner of America First Capital Associates Limited Partnership Two ("AFCA 2") and the controlling member of America First Capital Source I L.L.C. (AFCS I). AFCA 2 is the general partner of America First Tax Exempt Investors, L.P. and AFCS I is the general partner of America First Real Estate Investment Partners, L.P., two other publicly-traded limited partnerships. The following individuals are the current managers and officers of America First which was responsible for the Partnership through the date of the Merger on December 31, 2002.

Michael B. Yanney, 69, has served as the Chairman of the Board of America First and its predecessors since 1984. From 1977 until the organization of America First in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of America First Apartment Investors, Inc., Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Netrake Corporation, Magnum Resources, Inc., RCN Corporation and Inlight Solutions, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 36, is Chief Executive Officer and President of America First. From 1999 to 2000, Ms. Roskens was Managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens is the Chief Executive Officer, President and serves on the Board of Directors of America First Apartment Investors, Inc.

Mark A. Hiatt, 43, is Chief Financial Officer of America First and America First Apartment Investors, Inc. From 1992 to 2001, he was the Chief Operating Officer for America First Properties Management Company, L.L.C., an America First subsidiary engaged in the management of multifamily and commercial real estate. Mr. Hiatt was an Asset Manager for America First from 1989 to 1992 and a fund accountant from 1987 to 1989. From 1984 to 1987 he was Director of Finance for J.L. Brandeis & Sons, an Omaha-based department store chain. From 1982 to 1984 he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt is a Certified Public Accountant.

Dr. Martin A. Massengale, 69, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Company.

Gail Walling Yanney, 66, is a retired physician. Dr. Yanney practiced anesthesia and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Roskens.

Mariann Byerwalter, 42, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such beginning in 2002. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, LookSmart, Inc., Redwood Trust, Inc., SRI International, The PMI Group, Inc., the Stanford Hospital and Clinics and the Lucile Packard Children's Hospital

George H. Krauss, 61, has been a consultant to America First since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., MFA Mortgage Investments, Inc., West Corporation and America First Apartment Investors, Inc.

Clayton K. Yeutter, 72, is of counsel to Hogan & Hartson, a Washington law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Crop Solutions, Inc., Oppenheimer Funds, Danielson Holding Corp. and Weyerhauser Corporation.

Dr. William S. Carter, 76, is retired from medical practice.  He is a graduate of Butler University and the Nebraska University College of Medicine.  He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology.  He was in private practice in Omaha, Nebraska, until 1993.  He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of America First and persons who beneficially own more than 10% of the Partnership's BUCs to file reports of their ownership of BUCs with the Securities and Exchange Commission (the "SEC"). Such managers, executive officers and BUC holders were required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they filed. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the fiscal year ended December 31, 2002 with all Section 16(a) filing requirements applicable to such managers, executive officers and beneficial owners of BUCs.

Item 11. Executive Compensation.

Neither the Partnership nor AFCA 4 had any managers or officers. Certain services were provided to the Partnership by managers and officers of America First. However, none of the managers or executive officers of America First received compensation from the Partnership and AFCA 4 received no reimbursement from the Partnership for any portion of their salaries. Remuneration paid by the Partnership to AFCA 4 pursuant to the terms of its limited partnership agreement during the year ended December 31, 2002 is described in Note 9 of the Notes to Consolidated Financial Statements filed in response to Item 8 hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) As a result of the Merger, there are no BUCs outstanding.

(b) No manager or officer of America First and no partner of AFCA 4 owns any BUCs.

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

(d) The Partnership does not maintain any equity contribution plans as defined in Item 201(d) in Rule S-K.

Item 13. Certain Relationships and Related Transactions.

Except as described in Note 9 to the Consolidated Financial Statements filed in response to Item 8 hereof, the Partnership was not a party to any transaction or proposed transaction with AFCA 4, America First or with any person who is: (i) a manager or executive officer of America First or any general partner of AFCA 4; (ii) a nominee for election as a manager of America First; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

Item 14. Controls and Procedures

(a) The Principal Executive Officer and Principal Financial Officer of America First have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the date within ninety days before the filing date of this annual report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer of America First have concluded that the Partnership's disclosure controls and procedures were effective, providing them with material information relating to the Partnership as required to be disclosed in the reports the Partnership filed or submitted under the Exchange Act on a timely basis.

(b) There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    Financial Statements of the Partnership. The following financial statements of the Partnership are included in response to Item 8 of this report:

    Independent Auditors' Report.

    Consolidated Balance Sheets of the Partnership and Subsidiaries as of December 31, 2002, and December 31, 2001.

    Consolidated Statements of Income and Comprehensive Income of the Partnership and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.

    Consolidated Statements of Partners' Capital of the Partnership and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.

    Consolidated Statements of Cash Flows of the Partnership and Subsidiaries for the years ended December 31, 2002, 2001 and 2000.

    Notes to Consolidated Financial Statements of the Partnership and Subsidiaries.

    Schedule III--Real Estate and Accumulated Depreciation for the year ended
    December 31, 2002.

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

21. Subsidiaries of the Partnership

24. Power of Attorney.

99. Report of Audit Committee

(b) A report on Form 8-K was filed by the Partnership on November 11, 2002 under Item 5, reporting that the BUC holders of the Partnership voted to merge the Partnership with America First Apartment Investors, Inc.

INDEPENDENT AUDITORS' REPORT

To the Partners
America First Apartment Investors, L.P.:

We have audited the accompanying consolidated balance sheets of America First Apartment Investors, L.P. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. In connection with our audit of the consolidated financial statements, we also audited the financial statements schedule listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors L.P. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

On January 1, 2003, the Partnership merged into America First Apartment Investors, Inc. as further described in Note 1 to the consolidated financial statements.

Omaha, Nebraska
March 7, 2003 /s/KPMG LLP

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

1. Organization

America First Apartment Investors, L.P. (the "Partnership") was formed on March 7, 1996, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling or otherwise dealing with multifamily residential properties and other types of commercial real estate and interests therein. The Partnership commenced operations on August 20, 1996. The General Partner of the Partnership is America First Capital Associates Limited Partnership Four ("AFCA 4" or the "General Partner").

On January 1, 2003, the Partnership merged with America First Apartment Investors, Inc. (the "Company") pursuant to the Merger Agreement with the Company dated June 13, 2002. The Company was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. Upon consummation of the Merger Agreement on January 1, 2003, the Company acquired all of the assets, liabilities and assumed the business operations of the Partnership. Accordingly, the Company began business operations, as the successor-in-interest to the Partnership, on the January 1, 2003

As a result of the Merger, each outstanding BUC was converted into one share of common stock, $.01 par value, of the Company, for a total of 5,023,067 shares of the common stock the Company issued to BUC holders. In addition, 50,738 shares of common stock of the Company were issued to the General Partner in exchange for its general partner interest of the Partnership. Including its initial capitalization of 100 shares, the Company has a total of 5,073,905 shares of common stock outstanding. On January 2, 2003, the common stock of the Company began trading on NASDAQ under the symbol APRO. .

The Company will elect to be treated as a Real Estate Investment Trust ("REIT") for federal income tax purposes. As a REIT, the Company will generally not be subject to federal income taxes on distributed income. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of the REIT's ordinary taxable income to shareholders.

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

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recorded in any of the years ended December 31, 2002, 2001 and 2000.

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

Security transactions are recorded on the trade date. Gains or losses on securities are based on the specific identification method and dividend income is recorded on the dividend ex-date.

F) Revenue Recognition

The Partnership leases multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned net of rental concessions, which approximates recognition using the straight-line method over the related lease term. Rental income on commercial property is recognized on a straight-line basis over the term of each operating lease.

G) Income Taxes

No provision has been made for income taxes since BUC holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $3,448,492 and $5,253,430 at December 31, 2002, and December 31, 2001, respectively.

H) Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive BUCs and, therefore, basic net income per BUC is the same as diluted net income per BUC.

I) Reclassification

Certain amounts from the prior year have been reclassified to conform with the current year presentation.

J) Derivative Instruments and Hedging Activities

The Partnership accounts for its derivative and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires the recognition of all derivative instruments as assets or liabilities in the Partnership's consolidated balance sheet and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The change in fair value of freestanding derivative instruments is recognized in earnings in the absence of a specific hedge designation.

The Partnership has entered into interest swap agreements, as described in Notes 6 and 11, to manage its exposure to changes in interest rates. Such interest rate swap agreements do not have a specific hedge designation under FAS 133, and therefore the change in fair value is recognized in earnings. The adoption of this statement on January 1, 2001 did not have an impact on the Partnership's financial statements and there was no transitional adjustment upon adoption. The Partnership recorded a $5,674 gain for the year ended December 31, 2002 and a $17,000 gain for the year ended December 31, 2001, representing the change in estimated fair value of the swap agreements. The fair value of interest rate swap agreements is reflected as an "other" asset of $22,674 and $17,000 at the December 31, 2002 and 2001, respectively. The Partnership calculates the estimated fair value of its interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Operating Income, Net Sale Proceeds and Liquidation Proceeds (as defined in the Limited Partnership Agreement) and for the allocation of income and expenses for tax purposes among AFCA 4 and BUC holders. Income and expenses are allocated to each BUC holder on a periodic basis based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Operating Income and Net Sale Proceeds are made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date. Cash distributions were made on a quarterly basis by the Partnership.

Net Operating Income, as defined in the Limited Partnership Agreement, in each distribution period was distributed 99% to the BUC holders and 1% to AFCA 4. Annual distributions equaled $1.00, $0.95 and $0.90 per BUC for the years ended December 31, 2002, 2001 and 2000, respectively.

Net Sale Proceeds, as defined in the Limited Partnership Agreement, are distributed 100% to the BUC holders.

Liquidation Proceeds, as defined in the Limited Partnership Agreement, remaining after repayment of any debts or obligations of the Partnership (including loans from AFCA 4) and after the establishment of any reserve AFCA 4 deems necessary, was to be distributed to AFCA 4 and BUC holders to the extent of positive balances in their capital accounts. Any remaining Liquidation Proceeds were to be distributed in the same manner as the Net Sale Proceeds.

4. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following:

Property Name	Location	Number of Units	Land	Building and Improvements	Carrying Value at Dec. 31, 2002	Carrying Value at Dec. 31, 2001
Covey at Fox Valley [1]	Aurora, IL	216	$ 1,320,000	$ 10,291,784	$ 11,611,784	$ 11,545,985
The Exchange at Palm Bay [1]	Palm Bay, FL	72,002 [2]	1,296,002	4,709,133	6,005,135	5,754,372
The Park at Fifty Eight [1]	Chattanooga, TN	196	231,113	4,224,851	4,455,964	4,382,464
Shelby Heights [1]	Bristol, TN	100	175,000	3,103,592	3,278,592	3,127,847
Coral Point [1]	Mesa, AZ	336	2,240,000	9,095,350	11,335,350	11,335,350
Park at Countryside [1]	Port Orange, FL	120	647,000	2,616,648	3,263,648	3,263,648
The Retreat [3]	Atlanta, GA	226	1,800,000	7,330,547	9,130,547	9,115,697
Jackson Park Place [1]	Fresno, CA	296	1,400,000	10,881,707	12,281,707	12,252,104
Park Trace Apartments [1]	Norcross, GA	260	2,246,000	11,842,676	14,088,676	14,055,140
Littlestone at Village Green [1]	Gallatin, TN	200	621,340	9,934,314	10,555,654	10,563,528
St. Andrews at Westwood [1]	Orlando, FL	259	1,617,200	14,262,540	15,879,740	15,879,740
The Hunt Apartments [1]	Oklahoma City, OK	216	550,000	7,081,512	7,631,512	7,621,970
Greenbriar Apartments [1]	Tulsa, OK	120	648,000	3,712,585	4,360,585	4,345,865
Oakwell Farms Apartments [1]	Nashville, TN	414	1,946,000	15,877,585	17,823,585	17,810,671
Oakhurst Apartments [1]	Ocala, FL	214	846,621	8,398,919	9,245,540	9,233,740
Belvedere Apartments [1]	Naples, FL	162	956,326	8,277,889	9,234,215	9,231,481
					150,182,234	149,519,602
Less accumulated depreciation					(30,691,556)	(25,727,505)
Balance at end of year					$ 119,490,678	$ 123,792,097

[1] Property is encumbered as described in Note 6 in Notes to Consolidated Financial Statements.

[2] Represents square feet.

[3] Property serves as collateral for multifamily revenue refunding bonds issued on Jefferson Place, a multifamily residential property located in Olathe, Kansas. AFCA 4 is an affiliate of the general partner of the partnership which owns Jefferson Place.

Reconciliation of the carrying value of the investment in real estate is as follows:

5. Corporate Equity Securities

At December 31, 2002, the cost, unrealized holding gains (losses) and fair value of the Partnership's investment in corporate equity securities were $1,678,437, ($9,682) and $1,668,755, respectively. At December 31, 2001, the cost, unrealized holding gains and fair value of the Partnership's investment in corporate equity securities were $200,348, $5,702 and $206,050, respectively.

6. Bonds and Mortgage Notes Payable

Bonds and mortgage notes payable were originated by the Partnership through the issuance of tax-exempt refunding bonds or were assumed by the Partnership in connection with the acquisition of multifamily housing properties. Bonds and mortgage notes payable at December 31, 2002 consist of the following:

Collateral	Effective Interest Rate	Final Maturity Date	Payment and Prepayment or Redemption Terms	Annual Payments	Carrying Amount
Bonds Payable:					
The Park at Fifty Eight	6.65%	03/01/2021	semiannual payments of principal and/or interest are due each March 1 and September 1. Prepayable at par + 1% in March 2006.	range from $224,000 to $228,000	$ 2,390,000
Shelby Heights and Park at Countryside	6.10%	03/01/2022	semiannual payments of principal and/or interest are due each March 1 and September 1. Prepayable at par + 1% in March 2007.	range from $266,000 to $276,000	3,075,000
Covey at Fox Valley and Park Trace Apartments	5.30%	11/01/2007	semiannual payments of interest are due each May 1 and November 1 Prepayable at par + 1% in March 2006. Prepayable at par in March 2007.	$658,000	12,410,000
Jackson Park Place	5.80%	12/01/2027	monthly payment of principal and interest are due the 1st of each month. Prepayable at par in November 2007.	$611,901	7,894,457
Coral Point and St. Andrews at Westwood Apartments	4.96%	03/01/2008	semiannual payments of interest are due each March 1 and September 1. Prepayable at par + 1% in March 2006.	$650,033	13,090,000
The Hunt Apartments	2.03% (1)	07/01/2004	semiannual payments of interest are due each Jan. 1 and July 1. Prepayable at anytime.	interest only	6,930,000
Greenbriar Apartments	2.03% (1)	07/01/2004	semiannual payments of interest are due each Jan. 1 and July 1. Prepayable at anytime.	interest only	3,980,000
Oakhurst Apartments	4.50% (2)	12/01/2007	semiannual payments of interest are due each June 1 and Dec. 1 Prepayable at par in December 2003.	interest only	5,300,000
Belvedere Apartments	4.50% (2)	12/01/2007	semiannual payments of interest are due each June 1 and Dec. 1 Prepayable at par in December 2003.	interest only	4,800,000
Exchange at Palm Bay	4.50% (2)	11/01/2010	monthly payments of principal and interest are due the 25th of each month. Prepayable at par in December 2005.	$498,517	5,344,245
					65,213,702
Mortgage Notes Payable:					
Littlestone at Village Green	7.68%	09/15/2005	monthly payment of principal and interest are due the 15th of each month. Prepayment allowed with 30 day notice and premium.	$542,921	5,248,888
Oakwell Farms Apartments	6.935%	05/01/2009	monthly payment of principal and interest are due the 1st of each month. Prepayment allowed with 30 day notice and premium.	$1,029,088	12,450,849
					17,699,737
Balance at December 31, 2002					$ 82,913,439

(1) The bonds payable were reissued on July 13, 1999. There was no gain or loss recorded on the reissuances. In connection with the reissuances, the Partnership entered into an interest swap transaction with a third party, under which the difference between the fixed rate of the bonds and the Bond Market Association ("BMA") rate plus .6%, is returned to the Partnership as a reduction of interest expense. The floating rate on the bonds averaged 2.02%, 3.23% and 4.73%, respectively, for the years ended December 31, 2002, 2001 and 2000. The bonds payable are also collateralized by cash equivalents of $1,166,495 and $670,505 for The Hunt Apartments and Greenbriar Apartments, respectively.

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

Principal maturities on the bonds and mortgage notes payable are as follows:

7. BUC Repurchase Plan

During the first quarter of 2000, the Partnership implemented a plan to repurchase up to $2,000,000 of the Partnership's BUCs. In connection with this plan, a total of 189,100 BUCs have been purchased and cancelled, in open market transactions, for a total aggregate cost of $1,748,507 and an average cost of $9.25 per BUC. The purchases consisted of: (i) 4,300 BUCs at an aggregate cost of $41,659 and an average cost of $9.69 per BUC acquired during the year ended December 31, 2001; and (ii) 184,800 BUCs at an aggregate cost of $1,706,848 and an average cost of $9.24 per BUC acquired during the year ended December 31, 2000. No BUCs were repurchased during the year ending December 31, 2002.

8. Mortgage Investment Income

The Partnership earned mortgage investment income of $63,832 and $154,324 during 2001 and 2000, respectively, representing interest on a $3,500,000 subordinate note due from Jefferson Place, L.P. The Partnership did not earn mortgage investment income during the year ended December 31, 2002. The Partnership's general partner is an affiliate of the general partner of the partnership which owns Jefferson Place. The subordinate note is dated July 30, 1997 and bears interest at the rate of 8.5%. Interest is payable monthly solely out of excess cash flow generated by Jefferson Place. Final payment of all outstanding principal and interest is due July 1, 2023. The Partnership has not recorded the principal amount of the subordinate note on its balance sheet due to its doubtful collectibility. Interest and principal payments received under the terms of the subordinate note are recorded as income when received.

9. Transactions with Related Parties

As a result of the Merger as described in footnote 1, the Company issued 50,738 shares of its common stock to AFCA 4 in exchange for its general partner interest in the Partnership. These shares represent 1% of the total issued and outstanding shares of the Company's common stock and had a fair market value on the effective date of the Merger of approximately $442,435.

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

Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership based on the original amount of the mortgage bonds which were foreclosed on by the Partnership's predecessor and the purchase price of any additional properties acquired by the Partnership. The amount of such fees paid to AFCA 4 was $883,029, $883,029 and $782,902 in 2002, 2001, and 2000, respectively. Included in accounts payable and accrued expenses for reimbursed costs and expenses and administrative fees are amounts due to AFCA 4 of $162,638 and $101,643 as of December 31, 2002 and 2001, respectively.

Pursuant to the terms of the Limited Partnership Agreement, AFCA 4 is entitled to receive a property acquisition fee from the Partnership in connection with the identification, evaluation and acquisition of additional properties and the financing thereof. The Partnership did not pay any acquisition fees for the years ended December 31, 2002 and 2001. The Partnership paid acquisition fees of $227,645 to AFCA 4 during 2000. Such costs were capitalized by the Partnership as a cost of the properties acquired.

An affiliate of AFCA 4 was retained to provide property management services for the multifamily properties owned or financed by the Partnership (beginning when such properties were acquired by the Partnership). The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or (ii) customary fees for such services determined on a competitive basis and amounted to $1,000,971 in 2002, $1,124,516 in 2001 and $1,000,726 in 2000.

The Partnership's investment in corporate equity securities consists of 238,428 units of America First Real Estate Investment Partners, L.P. ("AFREZ"). The general partner of AFREZ is an affiliate of the general partner of the Partnership. The AFREZ units owned by the Partnership represent approximately 3.51% of the AFREZ units outstanding.

10. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and cash equivalents, investment in corporate equity securities, other assets, accounts payable, accrued expenses and distribution payable: Fair value approximates the carrying value of such assets and liabilities due to their accounting policy and/or short term nature

Bonds and mortgage notes payable: Fair value is generally based on estimated future cash flows discounted using the quoted market rate, from an independent source, of similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

11. Interest Rate Swap Agreements

The Partnership may enter into interest rate swap agreements to manage or hedge its interest rate risk on its bonds and mortgages payable. The Partnership accounts for its interest rate swap agreements as derivative instruments in accordance with FAS 133. In the absence of a specific and effective hedging relationship, interest rate swaps are accounted for as free standing financial instruments which are marked to market each period through the income statement. The interest rate swap contracts owned by the Partnership at December 31, 2002 and 2001 do not qualify for hedge accounting under FAS 133, and thus are accounted for as free standing financial instruments which are marked to market each period through the income statement. The Partnership recorded a $5,674 gain for the year ended December 31, 2002 and a $17,000 gain for the year ended December 31, 2001, representing the change in the estimated fair value of the swap agreements. The estimated fair value of interest rate swap agreements is reflected as an "other" asset of $22,674 and $17,000 at December 31, 2002 and 2001, respectively. The Partnership calculates the estimated fair value of the interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates.

At December 31, 2002, the Partnership has entered into 3 interest rate swap agreements, with notional amounts and terms as follows:

12. Summary of Unaudited Quarterly Results of Operations

13. Segment Reporting

The Partnership defines each of its multifamily apartment properties as an individual operating segment. It has also determined that all multifamily properties have similar economic characteristics and also meet the other criteria which permit the multifamily properties to be aggregated into one reportable segment; that being the acquiring, holding, operating and selling of multifamily apartment properties. The Partnership's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses. The Partnership's commercial property is defined as a separate individual operating segment. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements.

The net income, revenues, net operating income and total assets for the Partnership's reportable segment for the years ended December 31, 2002, 2001 and 2002 are summarized as follows:

The Partnership does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Partnership's consolidated revenues.

14. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards were effective for the Partnership on January 1, 2002. The Partnership presently has no goodwill recorded and, as a result, the adoption of the new pronouncements did not have a significant impact on the financial statements.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. This statement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and related literature and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this standard, effective for the Partnership on January 1, 2002, did not have a significant impact on the financial statements of the Partnership.

Schedule III

(a) The encumbrance represents bonds payable originated by the Partnership through the issuance of tax-exempt refunding bonds or bonds or mortgage notes payable assumed or originated by the Partnership in connection with the acquisition of properties. Bonds and mortgage notes payable totaled $82,913,439 at December 31, 2002 (See Note 6 to the accompanying Notes to Consolidated Financial Statements).

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

(e) Reconciliation of Real Estate:

  As of December 31, 2002, the aggregate cost of the Partnership's investment in real estate for federal income tax purposes amounted to $119,826,330.

(g) Reconciliation of Accumulated Depreciation:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2003 AMERICA FIRST APARTMENT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Four, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of America First Capital
Associates Limited Partnership Four

By /s/ Lisa Y. Roskens

Lisa Y. Roskens

Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Date: March 25, 2003 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and Manager

Date: March 25, 2003 By /s/ Lisa Y. Roskens
Lisa Y. Roskens,
Chief Executive Officer, President
and Manager

Date: March 25, 2003 By /s/ Mark A. Hiatt
Mark A. Hiatt
Chief Financial Officer

Date: March 25, 2003 By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager

Date: March 25, 2003 By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager

Date: March 25, 2003 By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager

Date: March 25, 2003 By /s/ George H. Krauss*
George H. Krauss,
Manager

Date: March 25, 2003 By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager

Date: March 25, 2003 William S. Carter,
Manager

*By Mark A. Hiatt Attorney in Fact

/s/ Mark A. Hiatt
Mark A. Hiatt

CERTIFICATION

I, Lisa Y. Roskens, certify that:

1. I have reviewed this annual report on Form 10-K of America First Apartment Investors, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods represented in this report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Apartment Investors, L.P.

CERTIFICATION

I, Mark A. Hiatt, certify that:

1. I have reviewed this annual report on Form 10-K of America First Apartment Investors, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

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
Belevedere GP, LLC
Oakhurst Apartments, Limited Partnership
Oakhurst GP, LLC
America First Apartment Investors REIT, Inc.
Littlestone, LLC
Oakwell Farms Limited Partnership

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 14th day of February, 2003.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 5th day of February, 2003.

/s/ Martin A. Massengale
Martin A. Massengale

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 13th day of February, 2003.

/s/ Gail Walling Yanney
Gail Walling Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of February, 2003.

/s/ Mariann Byerwalter
Mariann Byerwalter

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 11th day of February, 2003.

/s/ George H. Krauss
George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of February, 2003.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2002 with management of the Partnership and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that America First maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2002 be included in the Partnership's annual report on Form 10-K to be filed with the Securities and Exchange Commission.

Martin A. Massengale
Clayton K. Yeutter
Mariann Byerwalter